Form 10KSB
period 2002-02-28
NEW CINEMA PARTNERS INC
filed 2002-06-13
CIK 1116368

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                   For the fiscal year ended February 28, 2002

                         Commission File Number 0-31315

                            NEW CINEMA PARTNERS, INC.
                         ------------------------------
               (Exact name of Company as specified in its charter)

                           NEVADA                  87-0772357
               ------------------------------- -------------------
                  (State or other jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

                357 Bay St., Suite 404, Toronto, Ontario M5H 2T7
          ------------------------------------------------------------
               (Address of Principal Executive offices) (Zip Code)


          Company's telephone number, with area code: (416) 367 - 8273

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common stock of $0.001 par value per share

Indicate by, check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's Revenues for its most recent fiscal year. $ Nil.

Aggregate  market value of the voting stock held by  non-affiliates  of Company:
$1,050,000 as at February 28, 2002

Number of shares outstanding as of February 28, 2002:  31,175,021 common shares.

Documents incorporated by reference: The Company's annual report on Form 10K-SB submitted on June 14, 2001, and all exhibits thereto; the Company's quarterly reports on Form 10-QSB submitted on January 23, 2002, October 26, 2001, and July 24, 2001, and the Company's current reports on Form 8-K submitted on June 12, 2002, June 3, 2002, March 1, 2002, September 14, 2001, July 9, 2001, and June
27, 2001.

Part I.
-------

Item 1   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT - ORGANIZATION AND CHARTER

New Cinema Partners, Inc., (the "Company") was formed under the laws of Nevada on February 2, 1998 under the name Valance 9 Development, Inc. to develop and market a world wide web authoring software product. The initial amount of authorized capital was $100,000 consisting of 100,000,000 shares of Common Stock, $0.001 par value. A copy of the Company's initial articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 1.

On April 17, 1998, the Company's Articles of Incorporation were amended. The purpose of the amendment was to change the name of the corporation from Valance 9 Development to Valence 9 Development, Inc.

Valence 9 Development, Inc. filed a Form 15(c)211 with the National Association of Securities Dealers (NASD) to allow its Common Stock to trade on the OTC Bulletin Board. The Company's Common Stock began trading on the OTC Bulletin Board in July of 1998, under the trading symbol "VLND." In August, 1998 the symbol was changed at Valence 9 Development, Inc.'s request to "VNIN."

On August 27, 1999 the Company's Articles of Incorporation were amended. The purpose of the amendment was to change the name of the corporation from Valence 9 Development, Inc. to New Cinema Partners. A copy of the Company's certificate of amendment to the Articles of Incorporation is attached hereto and is incorporated by reference. See Part III, Item 1.

On August 31, 1999, the Company and New Cinema Partners, Inc. executed an Acquisition Agreement whereby the Company acquired all of the issued and outstanding common stock of New Cinema Partners, Inc., a Canadian corporation formed on February 18, 1999.

On July 4, 2000, the Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. As part of the transaction, Mr. Damian Lee, founder and one of the principals of Stone Canyon Pictures, became the Chief Executive Officer and the Chairman of the Board of Directors of the Corporation. On March 12, 2001, after being unable to raise adequate funds for any production, Mr. Lee resigned from his position with the Company.

The Company was delisted for non-compliance with the OTC Bulletin Board's reporting requirements in May of 1999, and began trading on the pink sheets at that time until the Company became a "Reporting Company" under the 1934 Securities Exchange Act and resumed trading on the OTC Bulletin Board in December, 2000. Since May, 1999 the Company's securities have been traded under the trading symbol "NCPP."

There is only one class of stock - the Company's common stock. The initial five shareholders (the "Initial Control Group") of the Company were issued 25,100,000 common shares of the Company's common stock at inception. This group consisted of the officers and directors of the Company and their designees (Wayne Walrath, Lewis Hayse, Michael Gordy, Francois Escher, and Robert Short). From February to March of 1999, the Company did a series of offerings pursuant to Rule 504 promulgated under Regulation D of the Securities Act of 1933, as amended. The total amount of common shares issued at the completion of those offerings was 32,588,800, with the Initial Control Group controlling 77% of those shares.

In June, 1999, the Company issued and then cancelled 438,637 shares pursuant to a letter of intent to acquire Image Advertising Plc. The shares were cancelled because the acquisition was never consummated.

In June, 1999, the Company did an 800 to 1 reverse split of its common stock, resulting in the Company's issued and outstanding common shares going from 32,588,800 to 40,736 shares. The reverse stock split was done in order to prepare the Company to be able to acquire a new business, once it had become evident that the then-current business was not viable.

On August 31, 1999, the Company and New Cinema Partners, Inc. executed an Acquisition Agreement whereby the Company changed its name to New Cinema Partners and acquired all of the issued and outstanding common stock of New Cinema Partners, Inc., in exchange for 4,000,000 shares of its common stock. This transaction resulted in the former shareholders of New Cinema Partners,Inc., becoming the holders of the 4,000,000 newly issued shares, (the "New Control Block").

In September, 1999 the Company issued 7,000,000 free trading shares pursuant to Rule 504 promulgated under Regulation D of the Securities Act of 1933, as amended. The total amount of common shares issued at the completion of this offering was 11,040,736 with the Control Group holding 36.23% of those shares.

In May, 2000, the Company issued 3,000,000 restricted shares to total of six corporations to do consulting to help find a new business for the Company. This brought the Company's total issued and outstanding common shares to 14,040,736, of which the New Control Block held 4,000,000 shares, or 28.5%.

In June, 2000, the Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. The purchase price was 10,000,000 shares of the Company's common stock. The shareholders of these 10,000,000 shares are the "Current Control Block" and they hold 10,000,000 out of 31,175,021 or 32%, of the Company's issued and outstanding common shares.

On May 8, 2001, the Company issued 500,000 common shares valued at $45,000 in consideration for legal fees owing by the Company.

On June 12, 2001, the Company issued 1,384,285 common shares in consideration for the cancellation of a promissory note in the amount of $95,516 and the Company issued 5,100,000 common shares in settlement of accounts payable in the amount of $402,900.

The Company is presently inactive and has no operations other than pursuing its current business plan seeking to acquire, in exchange for securities or assets of the Company, assets or a business.

The Company believes that it is in the final stages of negotiating an agreement Witnet Co. Ltd. ("Witnet") of South Korea. As disclosed in Form 8-K filed with the SEC on June 3, 2002, the Company has signed a Share Exchange Agreement (the "Agreement") pursuant to which the Company will acquire Witnet, subject to regulatory and governmental approval. Under the Agreement, the Company will issue 55,000,000 common shares in its capital stock in order to acquire Witnet and a further 10,000,000 common shares will be issued to Travellers International Inc. ("Travellers"). Travellers has assigned its rights and obligation arising under Agreement to the Company. The shares to be issued to Travellers will be issued in consideration for Travellers acting as a consultant and finder and for the assignment of rights under the Agreement.

Description of Business

The Company has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's Common Stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Company's then current shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has elected to concentrate on finding a target in the shipping and logistics industries because of their view that they may be able to raise additional funds for either the purchase of or for the funding for such projects. The Company's officers and directors will devote such time as they feel is necessary to seek out a suitable opportunity.

Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, Management may identify a target company generating losses which the Company will seek to acquire or merge with the Company. There is no assurance that if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

The Company believes that it is in the final stages of negotiating the acquisition of Witnet Co. Ltd. of South Korea, ("Witnet"). The Company has entered into a Share Exchange Agreement (the "Agreement") (a copy of which is attached hereto) to acquire Witnet, a software development company. Prior to entering into the Agreement, the Company had entered into agreements to acquire various corporate entities and/or assets including: Mediall Tech, LCTC, Verifox, and Imperial Logistics. However, in each case, the Company was unable to complete the acquisition and there can be no assurance that the Company will complete the acquistion of Witnet.

In evaluating target companies, Management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or otherwise. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by Management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. If a prospect is selected for an in-depth review, Management will review in detail the prospect's business activities, including its audited financial statements, if any.

The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company will incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, Management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's then supply of capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. It is likely that the Company will seek to accomplish any business combination in a manner which will require shareholder approval.

The Company may be required to seek additional financing in order to proceed with any proposed transaction with a target company, which could be accomplished by either the sale of common stock, the issuance of debt, or both.

The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

The Company rents 2,500 square feet of space on a month to month basis at 375 Bay St. in Toronto, Canada, for $2,000 per month, in which its executive offices are located.

Employees

New Cinema currently has one (1) full-time employee, the Company's president, Martin Lapedus. In addition, the Company intends to retain individuals, including directors, cast and crew, with the appropriate skills and background as required for particular projects under development or in production.

None of the Company's full-time employees are unionized. However, most of the companies productions will be established under separate wholly owned corporation of the Company, called production subsidiaries, and individuals employed by any of the Company's production subsidiaries may be members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. The Company intends to maintain very good relationships with its employees and the guilds and unions.

Item 2.  DESCRIPTION OF PROPERTY

The Company rents 2,500 square feet of space on a month to month basis at 357 Bay St. in Toronto, Canada, for $2,000 per month, in which its executive offices are located.

Item 3.  LEGAL PROCEEDINGS

The Company is not aware of any litigation pending against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during its fiscal year ended February 28, 2002.

Part II.
--------

Item 5.  MARKET FOR COMPAN'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 The Company's Common Stock is quoted on the Over The Counter Bulletin Board under the symbol "NCPP". The following table sets forth the high and low bid prices as reported by FinancialWeb.com, Inc. for the periods ending May 31, 2001 and prior. These quotations for the fiscal year 1998, and the first two quarters of 1999 reflect trading done by Valence 9 Development, Inc., under the symbol "VNIN." All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of June
10, 2002 there were 358 holders of Common Stock. The Company has paid no dividends in the year ended February 28, 2002.

                            High             Low
                            ----             ---
2002

First Quarter              $0.23            $ 0.03

2001

Fourth Quarter             $0.13            $0.016
Third Quarter              $0.13            $ 0.03
Second Quarter             $0.20            $ 0.05
First Quarter              $0.11            $ 0.04

2000

Fourth Quarter             $0.12            $0.05
Third Quarter              $0.30            $0.06
Second Quarter             $0.25            $0.06
First Quarter              $0.25            $0.10

1999

Fourth Quarter             $2.94            $0.16
Third Quarter              $5.06            $1.06
Second Quarter             $2.71            $1.12
First Quarter              $4.25            $2.00

1998

Fourth Quarter             $4.62            $2.12
Third Quarter              $4.12            $0.62


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion relates to the results of our operations to date, and our financial condition: This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development  stage  activities.   The  Company  has  been  a  development  stage
enterprise from its inception February 18,1999.

Since March 2001 the Company has been in the process of identifying and evaluating various acquisition candidate companies and or assets. The Company has entered into several letters of intent and agreements to acquire various companies or various companies assets however, to date, has not closed the acquisition of any such company or any such assets.

Since July, 2000 the Company was in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000.

Prior to that the Company had been involved in a venture to develop and market internet soft-ware, and a venture to create own and manage a proprietary type of movie theatres, none of which had resulted in any revenues.

Since December, 1999 management has devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with, obtaining the intellectual property assets, and reorganizing the Company there forth to enable it to go into film production, obtaining new customers for sale of film and television productions, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; and furthering its research and development for its products.

These activities were funded by the Company's management and investments from stockholders. For the year ended February 28, 2001 this amount was $245,818 and was subsequently exchanged for equity and for the year ended February 28, 2002 the amount funded by the Company's management and investments from stockholders was $52,643 and is convertible to equity in the form of the Company's common stock.

In March 2001 the Company accepted the resignation of Damian Lee, the former President of the Company. Mr. Lee's resignation presented a predicament to the Company in that the exploitation of the assets acquired from Stone Canyon Pictures was based upon his professional leadership as a movie producer. As a result the business direction of the company is uncertain.

In February, 2002, the Company accepted the resignation of John Cox who has acted as Secretary and Director of the Company.

The Company will endeavour to market and sale the intellectual property however, there is no guarantee that the Company will be successful at marketing or selling the intellectual property.

The Company is currently focusing on a possible new business direction in the software development industry and will continue to complete the procedures necessary to complete the acquisition of the software development based operation. The Company believes that it is in the final stages of negotiations to acquire Witnet Co. Ltd. of South Korea ("Witnet"). As disclosed in Form 8-K filed with the SEC on June 3, 2002, the Company has signed a share exchange agreement (the Agreement) acquire Witnet, subject to regulatory and governmental approval. Under the terms of the Agreement, the Company will issue 55,000,000 common shares in its capital stock in order to acquire Witnet and a further 10,000,000 common shares will be issued to Travellers International Inc. ("Travellers"). Travellers has assigned its rights and obligation arising under the Agreement to the Company. See exhibit 2 attached hereto

There is no guarantee that the Company will be successful at completing any such acquisition or merger.

The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path.

Results of Operations for the year ended February 28, 2002. For the year ended February 28, 2002, the Company generated net sales of $Nil. The Company's cost of goods sold for the year ended February 29, 2002 was $Nil. The Company's gross profit on sales was $Nil for the year ended February 29, 2002. The Company's general and administrative costs aggregated approximately $3,134,471 for the year ended February 28, 2002. These expenses represent carry over losses from the Company's re-organization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for its entry into the film and movie industry and for the costs associated with identifying and completing due diligence and other costs associated with the continued effort to complete a suitable acquisition or merger.

Liquidity and Capital Resources. The Company had a cash balance of $nil at February 28, 2002, as compared to $1,999 for the year ended February 29, 2001. Working capital at February 29, 2002 and February 29, 2001 was negative at $(197,761) and $(560,954) respectively. For the year ended February 29, 2002 and for working capital was provided by management for the payment of expenses. At February 29, 2001 and May 31, 2000, the Company continued to be funded through shareholder loan balances aggregating $52,643 and $245.818 respectively. During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and administrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Companies continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavour to initiate the following steps: 1. The Company will endeavour to complete an acquisition in the software development field. 2. The Company will endeavour to complete a private placement to fund future operations should the Company complete an acquisition in the software development field.

The Company's current expenses are manageable. All the Companies executives and consultants have not taken a salary to date and will not draw a salary until such time as the Company completes a significant financing. Management loans should satisfy current expenses until such time the Company completes any such financing and management believes that it will be capable of maintaining under current arrangements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 2002, the Company dismissed Merdlinger, Furchter, Rosen & Corso, P.C. and on June 6, 2002 appointed Solursh Feldman & Partners LLP as its new auditor. The Board of Directors of the Company approved the appointment of Solursh Feldmand & Partners LLP by resolution dated June 6, 2002.

Part III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY


The Board of Directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company.

The position(s) held by each Officer and Director of the Company are shown on the following table. Each Director will serve for one year or until the next annual meeting of the Company's Shareholders and until a successor is elected and has qualified.

Name                          Age             Position
----                          ---             --------
Martin Lapedus                57            Chief Executive Officer,  Prsident,
                                            Chairman of the Board of Directors
Paul Walters                  46            Director
Marvin Sazant                 64            Director
Thomas Conslan                45            Director
(John Cox                     68            Director (resigned))

Martin Lapedus has been the Company's Chief Financial Officer, secretary, and a Director since November 1, 1999. Mr. Lapedus is a chartered accountant in Ontario, Canada, and has been self employed since graduating with a degree in accounting from Queens University, of Ontario, Canada, in 1967.

Paul Walters has been a Director of the Company since July 4, 1999. Since April of 1991 Mr. Walters has worked as an independent sales representative for Royal LePage real estate of Toronto, Canada. Prior to that Mr. Walters had spent 13 years in the banking industry working at varied positions in the Toronto Dominion Bank of Toronto, Canada. Mr. Walters received his BA in economics and history from the University of Western Ontario in 1977.

Dr. Marvin Sazant has been a Director of the Company since March 1, 2000. Dr. Sazant received his M.D. from the University of Toronto in 1961, and a B.A. in biology from the University of Toronto in 1957. Since 1967 Dr. Sazant has been a self employed physician in Toronto, Canada.

Thomas Conlan became a Director of the Company in April, 2002. Mr. Conlan is a shareholder of the Company and holds less than five per cent of the issued and outstanding shares of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended February, 2002, to the Company's Chief Executive Officer and each of the Company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 200 and no bonuses were awarded to date.

                                         Annual Compensation               Awards                      Payouts
                                   ------------------------------  -------------------------          ---------

Name and Principal                  Year           Salary ($)              Bonus ($)       ($)  Other compensation($)
Position

Damian Lee(2)                       2001            -0-                      -0-                      -0-
Former Chief Executive              2000            -0-                      -0-                      -0-
Officer, President                  1999            -0-                      -0-                      -0-
Chairman of the                     1998            -0-                      -0-                      -0-
Board of Directors                  1997            -0-                      -0-                      -0-

Martin Lapedus                      2001           $15,000*                  -0-                      -0-
Chief Executive                     2000            -0-                      -0-                      -0-
Officer, President                  1999            -0-                      -0-                      -0-
Chairman of the                     1998            -0-                      -0-                      -0-
Board of Directors                  1997            -0-                      -0-                      -0-

Paul Walters                        2001            -0-                      -0-                      -0-
Director                            2000            -0-                      -0-                      -0-
                                    1999            -0-                      -0-                      -0-
                                    1998            -0-                      -0-                      -0-
                                    1997            -0-                      -0-                      -0-

Marvin Sazant                       2001            -0-                      -0-                      -0-
Director                            2000            -0-                      -0-                      -0-
                                    1999            -0-                      -0-                      -0-
                                    1998            -0-                      -0-                      -0-
                                    1997            -0-                      -0-                      -0-

John Cox                            2001            $15,000*                 -0-                      -0-
Director                            1990            -0-                      -0-                      -0-
                                    1999            -0-                      -0-                      -0-
                                    1998            -0-                      -0-                      -0-
                                    1997            -0-                      -0-                      -0-

---------------------------------------------
* Each of Martin Lapedus and John Cox has entered into an employment agreement under which each is to receive compensation of $15,000 per year, however, to date, neither Mr. Lapedus nor Mr. Cox has been paid.

On August 1, 2000, the Company granted each director options to purchase 480,000 shares of the Company's common stock at the price of $0.50 per share. These shares expired on August 1, 2001.

On September 1, 2000 the Company entered into an employment agreement with its Chief Executive Officer, Damian Lee, which entails compensation of $10,000 per month however, the contract specifies that no cash consideration will be paid to Mr. Lee until such time as the Company is successful at completing adequate financing. In March, 2001, having failed to complete any financing to do any production project, Mr. Lee resigned from his positions with the Company, and has not made any claim against the Company.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of February 28, 2002, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock or to be part of the Current Control Block.

                                     Shares Beneficially Owned
                                     -------------------------
                                                            Percentage
Directors and Executive Officers      Shares Held             Owned

Damian Lee  (2)                             975,000           3.12%
Former Chief Executive
Officer,
Chairman of the
Board of Directors
102 Bloor St. W
Toronto, ON M551M8
Canada

Briar Communications, Inc. (2)              950,000           3.04%
2 Elm Avenue, #24
Toronto, ON  M4T 1T8

Pine Wood Studios, Inc.  (2)                950,000           3.04%
120 Adelaide St. West
Suite 2401
Toronto, ON  M5H1T1

Mike Mastercolo (2)                         975,000           3.12%
357 Bay Street
Suite 404
Toronto, On M5H2T7

John D'Acunto   (2)                         500,000           1.60%
357 Bay Street
Suite 404
Toronto, On M5H2T7

Joseph Balerino (2)                         500,000           1.60%
357 Bay Street
Suite 404
Toronto, On M5H2T7

Avi Amar  (2)                               525,000           1.68%
983 Apt. 3
Rehov Eilat, Ashdod
Israel

Pacifica Technologies, Ltd. (2)             750,000           2.40%
4060 Burton Avenue
Richmond, BC

V7C4M1

Westcape Technologies, Ltd. (2)             700,000           2.20%
260 QueensQuay West,
Suite 3108
Toronto, ON  M5J 2N3

Jessica Mathison (2)                        625,000           2.03%
1550  Johnston
White Rock, BC

VHB 328

Portico Industries, Ltd. (2)                650,000           2.08%
4060 Burton Avenue
Richmond, BC  V7C4M1

Aviam Holdings, Ltd.(2)                     700,000           2.20%
2269 Lakeshore Blvd
Suite 2806
Toronto, ON  M8V 3X6

543637 B.C. Ltd. (2)                        100,000           0,30%
4060 Burton Avenue
Richmond, BC V7C 4M1

Margaret Hales  (2)                          50,000           0.01%
4060 Burton Avenue
Richmond, BC V7C 4M1

Susan Hales   (2)                            25,000           0.08%
4060 Burton Avenue
Richmond, BC V7C 4M1

Ken Hales  (2)                               25,000           0.11%
4060 Burton Avenue
Richmond, BC V7C 4M1

Martin Lapedus                              150,000           0.48%
Chief Financial
Officer and a Director
179 Oakhurst Drive
Thornhill ON L4J8H6
Canada

John Cox                                    385,000           1.61%
Director
131 Bloor St. W.
Toronto, ON M551R1
Canada

As a group (3)                           10,385,000          43.01%
(19 persons)

(1) Percentage of ownership is based on 31,175,021 shares of Common Stock issued and outstanding as of August 1, 2001.

(2) At this time the Company is treating the Company's shareholders who received shares as a result of the Stone Canyon acquisition all of whom together received a total of 10,000,000 shares of the Company's common stock in exchange for Stone Canyon's assets, as being part of the group beneficially owned by Damian Lee, the Current Control Block.

(3) If the prior shareholders of Stone Canyon are not included unless they are directors or management of the Company, then these numbers go down to 3 persons (Damian Lee, and John Cox) holding 535,000 shares representing 1.7% of the total shares issued and outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received a loan from Pueblo Trust, a related party to New Cinema Partners (Ontario). The loan, in the amount of $150,000 bears interest at the rate of 6.5% per year and is due on July 9, 2002 Pueblo Trust is the majority shareholder of Ultimate Entertainment Ltd, a shareholder of the Company. In connection with the loan, the Company has granted an option to purchase 250,000 common shares at an exercise price of $2.50 per share. The option expired on August 1, 2001.

The Company has received advances of $52,643 from a director for working capital purposes. There are no specific repayment terms for the advances.

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

 CERTAIN  BUSINESS  RELATIONSHIPS

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) All required exhibits are incorporated herein by reference from the Company's quarterly reports and current reports and any amendments thereto.

(b)      Exhibit 1  - Share Exchange Agreement
(c)      Exhibit 2 - Assignment from Travellers International Inc.

                            NEW CINEMA PARTNERS INC.

                          DEVELOPMENT STAGE ENTERPRISE

                              FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                    CONTENTS

Report of Independent Auditors                                     17

Balance Sheet                                                      18

Statement of Deficit Accumulated During Development Stage          19

Statement of Earnings                                              20

Statement of Cash Flows                                            21

Notes to Financial Statements                                   22 - 26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of New Cinema Partners Inc.
Development Stage Enterprise

         We have audited the accompanying balance sheet of New Cinema Partners Inc., Development Stage Enterprise as at February 28, 2002 and the statements of deficit accumulated during development stage, earnings and cash flows for the year then ended. The February 28, 2001 financial statements were audited by another firm of certified public accountants (see note 3). The financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the company as at February 28, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note 1 to the financial statements, the Company's ability to realize its assets and to discharge its liabilities in the normal course of business depends upon the Company's ability to obtain additional funding. This concern arises because the Company has incurred negative cash flows from its operations and losses since its inception. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Toronto, Canada
  CHARTERED ACCOUNTANTS
  /s/ Solursh Feldman and Partners LLC.
  -------------------------------------
      Solursh Feldman and Partners LLC.
      June 10, 2002

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Balance Sheet
February 28, 2002

                                                                       (Note 3)
                                                       2002             2001
                                                     -----------    -----------

                   ASSETS
                   ------

Current

    Cash and cash equivalents                        $      --      $     1,999

    Miscellaneous receivable                                --           21,341
                                                     -----------    -----------

                                                            --           23,340

Debt Issuance Cost, net of accumulated

      amortizaton of $252,600 in 2001 (note 4)              --          505,400

Intangible Assets (note 5)                             1,000,000      1,000,000
                                                     -----------    -----------

                                                     $ 1,000,000    $ 1,528,740

                   LIABILITIES
                   -----------

Current

    Bank indebtedness                                $       372    $      --

    Accounts payable and accrued charges                 144,746        488,476
    Convertible loan (note 6)                               --           95,000
    Advances from director (note 7)                       52,643            818
                                                     -----------    -----------

                                                         197,761        584,294

 Loan Payable (note 8)                                   150,000        150,000
                                                     -----------    -----------

                                                         347,761        734,294
                                                     -----------    -----------

                   SHAREHOLDERS' DEFICIENCY
                   ------------------------

Capital Stock (note 9)                                    31,175         24,191

Paid in Capital                                        3,755,535      3,212,619

Deficit Accumulated During Development Stage          (3,134,471)    (2,449,411)

Cumulative Foreign Currency Translation                     --            7,047
                                                     -----------    -----------

                                                         652,239        794,446
                                                     -----------    -----------

                                                     $ 1,000,000    $ 1,528,740
                                                     ===========    ===========


APPROVED ON BEHALF OF THE BOARD
-------------------------------             -------------------------------
     Director                                              Director

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Statement of Deficit Accumulated During Development Stage
Year Ended February 28, 2002

                                                               (Note 3)
                                                 2002            2001
                                               -----------    -----------
Deficit Accumulated During Development Stage

    - beginning of year                        $(2,449,411)   $(1,525,634)

    Net loss                                      (685,060)      (923,777)
                                               -----------    -----------

Deficit Accumulated During Development Stage

     - end of year                             $(3,134,471)   $(2,449,411)
                                               ===========    ===========


NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Statement of Earnings
Year Ended February 28, 2002

                                                                           (Note 3)
                                                           2002              2001
                                                         ----------      ----------
Revenue

                                                       $       --    $         --
                                                         ----------      ----------

Expenses

    Selling, general and administrative                     169,457         758,270
    Interest and bank charges                                10,203          13,907
    Amortization of debt issuance costs                        --           151,600


                                                            179,660         923,777


Loss Before the Undernoted                                 (179,660)       (923,777)
                                                         ----------      ----------
    Debt issuance costs written off (note 4)               (505,400)           --
                                                         ----------      ----------


Net Loss                                               $   (685,060)   $   (923,777)
                                                         ==========      ==========

Basic and diluted net loss per share                   $      (0.02)   $      (0.05)
                                                         ----------      ----------

Weighted average number of common shares outstanding     28,930,260      20,151,557
                                                         ----------      ----------

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Statement of Cash Flows
Year Ended February 28, 2002

                                                                     (Note 3)
                                                         2002          2001
                                                       ---------    ---------
Cash Flows from Operating Activities

    Net loss                                           $(685,060)   $(923,777)

    Adjustments for non-cash working capital:

      Debt issuance costs written off                    505,400      151,600
      Effect of foreign currency translation              (7,047)        --

      Stock based compensation                              --        339,375
                                                       ---------    ---------

                                                        (186,707)    (432,802)
    Changes in non cash working capital
      Accounts payable and accrued charges              (343,730)     373,476
      Miscellaneous receivable                            21,341      (21,341)
                                                       ---------    ---------

                                                        (509,096)     (80,667)
                                                       ---------    ---------

Cash Flows from Financing Activities

    Issuance of shares                                   549,900         --

    Convertible loan redeemed                            (95,000)        --

    Advances from director                                51,825       81,824
                                                       ---------    ---------

                                                         506,725       81,824
                                                       ---------    ---------

Net (Decrease) Increase in Cash                           (2,371)       1,900

Cash - beginning of  year                                  1,999           99
                                                       ---------    ---------

Cash - end of year                                     $    (372)   $   1,999
                                                       =========    =========

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
NOTES

1.    Going Concern Assumption

      For the year ended February 28, 2002, the Company had a net cash outflow of $509,096 from operations (year ending February 28, 2001 - $80,667). To date, the Company has successfully raised funds through private offerings and private financing to satisfy its working capital shortfall.

      The  Company  requires   additional   funding  to  cover  working  capital
      requirements and debt repayments. The Company continues to raise capital through private share placings.

      There is uncertainty associated with the ability of the Company to raise funds as described above as the company is currently in the process of changing its business focus. Accordingly, these financial statements have been prepared using generally accepted accounting principles applicable to a going concern. If the going concern assumption were not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, the expenses, and the balance sheet classifications used, and such adjustments could be material.

2.    Summary of Significant Accounting Policies

       General

       The Company, incorporated in Nevada, has been a development stage enterprise from its inception February 18, 1999. Accordingly, the financial statements of the Company are prepared in conformity with the reporting standards set by SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises."

       Nature of operations

       The company is currently focusing on a new business direction in the software development industry and will continue to negotiate the possible acquisition of a software development based operation (see note 11).

       Use of Estimates

       The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
NOTES  (CONTINUED)

2.    Summary of Significant Accounting Policies - cont'd

       Fair value of Financial Instruments

       The carrying value of cash and cash equivalents, receivables, accounts payable, loan payable and advances from shareholders approximates fair value due to the relatively short maturity of these instruments.

       Income Taxes

       Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

       At February 28, 2002, the Company had net carryforward losses of approximately $1,706,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominately upon the Company's ability to generate taxable income during the carryforward period.

       Earnings Per Share

       Basic and diluted  earnings per share are  computed  pursuant to SFAS No.
       128. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighed average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive.

       Stock-Based Compensation

       The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

3.    Comparative Information

      The prior year financial statements were audited by another firm of certified public accountants.

      Certain   figures  for  the  year  ended   February  28,  2002  have  been
      reclassified to conform with the current year's financial statement presentation.

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
NOTES  (CONTINUED)

4.    Debt Issuance Costs

      The debt issuance  costs,  relating to the options granted as described in note 8, were expensed to earnings in the current year as the options have expired.

5.    Intangible Assets

      The intangible assets relate to storylines and scripts purchased from Stone Canyon Pictures. The intangible assets were acquired on May 22, 2000 in return for 10,000,000 common shares of the company. In management's opinion, the intangible assets have a market value in excess of cost. The company is currently seeking a purchaser of the assets as it has changed its business focus.

6.    Convertible Loan

      On June 12, 2001 the loan plus accrued interest was converted into 1,384,285 common shares as described in note 9.

7.    Advances From Director

       The Company has received advances totaling $52,643 from a director for working capital purposes. These advances are non-interest bearing with no specified terms of repayment.

8.    Loan Payable

       The Company received a loan from the Pueblo Trust, a related party, in the amount of $150,000. The loan bears interest at 6.5% per year and is due on July 9, 2004. The Pueblo Trust is the majority shareholder of Ultimate Entertainment, Ltd., which holds a stock interest in the company.

       In connection with obtaining this loan, the Company granted an option to purchase 250,000 shares of common stock. The option was exercisable at $2.50 per share for the nine months after the Company filed a registration statement, which was declared effective on November 1, 2000. The option therefore expired on August 1, 2001. This option was valued at $758,000 using the Black Scholes option pricing model with the following assumptions: Interest rate, 4%; Volatility rate, 200%; Expected life, 1 year; Dividend yield, $0. The option was amortized over the five year life of the note commencing July 9, 1999. However, as the options have expired, the capitalized debt issuance costs, associated with the value of the options, has been expensed to earnings in the current year (see note 4).

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
NOTES  (CONTINUED)

9.    Capital Stock

a)          Authorized
      100,000,000 common shares of $0.001 par value

b)       Changes in issued and outstanding common shares were as follows:

                                                                    Number of              Share           Paid in
                                                                 common shares           capital            capital

-------------------------------------------------------------------------------------------------------------------

            Outstanding at March 1, 2001                           24,190,736   $         24,191   $     3,212,619

            Shares issued for expenses incurred
               during the year                                        500,000                500            44,500

            Shares issued in settlement
               of convertible note payable                          1,384,285              1,384            95,516

            Shares issued in settlement
                 of accounts payable                                5,100,000              5,100           402,900
-------------------------------------------------------------------------------------------------------------------

            Outstanding at February 28, 2002                       31,175,021   $         31,175   $     3,755,535
-------------------------------------------------------------------------------------------------------------------


            The company issued 500,000 shares of common stock, valued at $45,000 for legal services.

            The company issued 1,384,285 shares of common stock, valued at $96,900 in settlement of convertible note payable.

            The company issued 5,100,000 shares of common stock, valued at $408,000 in settlement of accounts payable.

      c) The company issued 300,000 shares to Movie Partners Inc. on November 9, 2000. These shares were cancelled by the company but have not been cancelled in the registry as the certificates have not been returned to the share transfer agent to date.

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
NOTES  (CONTINUED)

10.   Commitments and Contingencies

       The Company leases its premises on a month-to-month basis. Rent expense included in the statement of earnings for the years ended February 28, 2002 and February 28, 2001 is $24,000 and $27,198, respectively.

11.   Subsequent Event

      The company is progressing in its efforts to acquire Witnet Co., Ltd. ("Witnet"). Witnet is a South Korean Software Development and System Integration Company. The company has entered in to a formal agreement which calls for the issuance of 55,000,000 restricted common shares of NCPP to be issued under rule 144 as promulgated under the US Securities Act of 1933, in exchange for 100% of Witnet.

      Witnet has three major business areas of mobile internet services development technologies. One of the main products of the company is its proprietary Mobiliclick system which allows the control over internet-connected PC's through Personal Digital Assistants that are connected to the wireless internet.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            NEW CINEMA PARTNERS, INC.
                                  (Registrant)


Date: June 12, 2002                      /s/ Martin Lapedus
                                        -------------------
                                             Martin Lapedus