Form 10QSB
period 2002-05-31
NEW CINEMA PARTNERS INC
filed 2002-07-22
CIK 1116368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________

                Commission file number _______________________________________

                            NEW CINEMA PARTNERS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                     87-0772357
   ---------------------------------------         ----------------------------
     (State  or  other  jurisdiction  of           Employer Identification No.)
    incorporation  or  organization)  (IRS


               Suite 404, 357 Bay Street, Toronto, Ontario M5H 2T7
               ---------------------------------------------------
                    (Address of principal executive offices)


                                (416) - 367-8299
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of July 17,2002   31,425,021
                            -------------

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                            NEW CINEMA PARTNERS INC.
                            ------------------------

                          DEVELOPMENT STAGE ENTERPRISE

                              FINANCIAL STATEMENTS

                 THREE MONTH PERIODS ENDED MAY 31, 2002 AND 2001
                                    UNAUDITED


                                    CONTENTS
                                    --------

Balance Sheet                                                                1

Statement of Deficit Accumulated During Development Stage                    2

Statement of Earnings                                                        3

Notes to Financial Statements                                              4-7

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE

Balance Sheet

May 31, 2002

Unaudited

                                                                       (note 3)      (audited)
                                                          May 31,       May 31,       Feb. 28,
                                                            2002          2001           2002
                                                       -----------    -----------    -----------
                                    ASSETS

Current

    Cash and cash equivalents                          $      --      $       204    $      --
                                                       -----------    -----------    -----------
                                                              --              204           --


Debt Issuance Cost                                            --          467,500           --
Intangible Asset                                           938,200      1,000,000      1,000,000
                                                       -----------    -----------    -----------

                                                       $   938,200    $ 1,467,704    $ 1,000,000
                                                       ===========    ===========    ===========

                                   LIABILITIES

Current

    Bank indebtedness                                  $      --      $      --      $       372
    Accounts payable and accrued charges                    70,940        265,895        144,746
    Accounts payable - related party                        20,000        195,000           --
    Advances from director                                  74,351          6,296         52,643
    Accrued interest                                        28,035         25,035           --
    Convertible note payable                                  --           95,000           --
                                                       -----------    -----------    -----------

                                                           193,326        587,226        197,761

Loan Payable                                               150,000        150,000        150,000
                                                       -----------    -----------    -----------
                                                           343,326        737,226        347,761
                                                       -----------    -----------    -----------

                            SHAREHOLDERS' DEFICIENCY

Capital Stock                                               31,175         24,691         31,175

Paid in Capital                                          3,755,535      3,257,119      3,755,535

Deficit Accumulated during Development Stage            (3,191,836)    (2,551,340)    (3,134,471)

Foreign Currency Translation Adjustment                       --                8           --
                                                       -----------    -----------    -----------

                                                           594,874        730,478        652,239
                                                       -----------    -----------    -----------

                                                       $   938,200    $ 1,467,704    $ 1,000,000
                                                       ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

APPROVED ON BEHALF OF THE BOARD

             /s/ Martin Lapedus
              ----------------
                 Martin Lapedus
                 Director                            Director


NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE

Statement of Deficit Accumulated During Development Stage

Three Month Period Ended May 31, 2002

Unaudited

                                                                          (note 3)      (audited)
                                                            May 31,       May 31,        Feb. 28,
                                                             2002           2001           2002
                                                          -----------    -----------    -----------
Deficit Accumulated during Development Stage
    - beginning of period                                 $(3,134,471)   $(2,449,411)   $(2,449,411)

    Net loss                                                  (57,365)      (101,929)      (685,060)


Deficit Accumulated during Development Stage

     - end of period                                      $(3,191,836)   $(2,551,340)   $(3,134,471)
                                                          ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE

Statement of Earnings

Three Month Period Ended May 31, 2002

Unaudited

                                                        (note 3)    (audited)
                                           May 31,       May 31,     Feb. 28,
                                            2002         2001         2002

 Revenue                                  $    --      $    --      $    --
                                          ------------------------------------


Expenses

    Selling, general and administrative   $  57,365    $  59,529    $ 169,457

    Interest and bank charges                  --          4,500       10,203
    Amortization of debt issuance costs        --         37,900         --
                                          ------------------------------------

Loss Before the Undernoted                   57,365      101,929      179,660

    Debt issuance costs written off            --           --       (505,400)
                                          ------------------------------------

Net Loss                                  $ (57,365)   $(101,929)   $ 325,740
                                          ====================================

Basic and diluted net loss per share          (0.02)       (0.01)       (0.02)
                 See Notes to Consolidated Financial Statements

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Notes to Condensed Financial Statement for period ended May 31, 2002

1.    Going Concern Assumption

      The Company has sustained substantial net cash outflows from operations. To date, the Company has successfully raised funds through private offerings and private financing to satisfy its working capital shortfall.

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

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Notes to Condensed Financial Statement for period ended May 31, 2002

2.    Summary of Significant Accounting Policies

       General

       The Company, incorporated in Nevada, has been a development stage enterprise from its inception February 18, 1999. Accordingly, the financial statements of the Company are prepared in conformity with the reporting standards set by SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises."

       Nature of operations

       The company is currently focusing on a new business direction in the software development industry and will continue to negotiate the possible acquisition of a software development based operation.

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

       At May 31, 2002, the Company had net carryforward losses of approximately $1,763,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominately upon the Company's ability to generate taxable income during the carryforward period.

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Notes to Condensed Financial Statement for period ended May 31, 2002

       Foreign Currency Translation

       The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

       Earnings Per Share

       Basic and diluted  earnings  per share is  computed  pursuant to SFAS No.
       128. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighed average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive.

       Stock-Based Compensation

       The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

3.    Comparative Information

      Certain figures for the three months ended May 31, 2002 have been reclassified to conform with the current period's financial statement presentation.

4.    Capital Stock

      a)    Authorized

      100,000,000 common shares of $0.001 par value

      b)    Changes in issued and outstanding common shares were as follows:


                                                         Number of      Share       Paid in
                                                        common shares  capital      capital
                                                         ----------   ----------   ----------
Outstanding at March 1, 2001                             24,190,736   $   24,191   $3,212,619


Shares issued for expenses incurred
   during the year                                          500,000          500       44,500

Shares issued in settlement
   of convertible note payable                            1,384,285        1,384       95,516

Shares issued in settlement
    of accounts payable                                   5,100,000        5,100      402,900

Outstanding at February 28, 2002 and

   May 31, 2002                                          31,175,021   $   31,175   $3,755,535
                                                         ----------   ----------   ----------

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Notes to Condensed Financial Statement for period ended May 31, 2002


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

5.    Subsequent Event

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operations

The Company has been a development stage enterprise from its inception February 18, 1999. As disclosed in Form 8-K reports filed by the Company, the Company has approved the acquisition of Witnet Co. Ltd., ("Witnet") a private Korean software company. In connection with the acquisition of Witnet, the Company anticipates filing a Form 14C Information Statement with the SEC in the near future. The Form 14C Information Statement will be mailed to all shareholders of the Company. The Company is now awaiting the audited financial statements of Witnet, which are being converted from Korean to US GAAP.

The Company intends to implement the business operations and strategy of Witnet, as more fully disclosed in recent Form 8-K filings of the Company.

We have not earned any revenues from the date of inception through the interim period ending May 31, 2002.

NEW CINEMA PARTNERS INC.
DEVELOPMENT STAGE ENTERPRISE
Notes to Condensed Financial Statement for period ended May 31, 2002

For the period ended May 31, 2002, the company generated net sales of $ Nil. The Company's cost of goods sold for the three months ended May 31, 2002 was $Nil. The Company's gross profit on sales was $Nil for the three months May 31, 2001. The Company's general and administrative costs aggregated approximately $57,365 for the three months ended May 31, 2002, please see notes to financial statements. These expenses represent carry over losses from the Company's reorganization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for the proposed entry into the shipping industry.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Our actual results and actual plan of operations may differ materially from what is stated above. From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-        general domestic economic and political conditions;
-        changes  in  laws  and  government   regulations,   including   without
         limitation regulations of the Securities and Exchange Commission;
-        availability and timing of receipt of necessary outside capital; and
- other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
                                ---------
The Company has filed the following Form 8-K current reports:
1.       March 1, 2002: re acquisition agreement re LCTC Enterprises Inc.
2.       June 3, 2002: re acquisition of Witnet Co. Ltd.;
3.       June 12, 2002, and amended June 21, 2002: re change of auditors;
4.       July 11, 2002: re acquisition of Witnet Co. Ltd.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NEW CINEMA PARTNERS INC.
                         (Registrant)

Date July 22, 2002    /s/ Martin Lapedus
                      ------------------
                          Martin Lapedus