Form 10QSB
period 2002-08-31
NEW CINEMA PARTNERS INC
filed 2002-10-23
CIK 1116368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   -----------

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _________________ to _________________

       Commission file number _______________________________________

         WITNET INTERNATIONAL INC. (formerly New Cinema Partners, Inc.)
        -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                           87-0772357
--------------------------------                         -------------------
(State or other  jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)

               Suite404, 357 Bay Street, Toronto, Ontario M5H 2T7
                    (Address of principal executive offices)

                                (416) - 367-8273
                           (Issuer's telephone number)

                            New Cinema Partners Inc.
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,475,021 as of October 18, 2002.

                                          PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

                            WITNET INTERNATIONAL INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                        THREE MONTH ENDED AUGUST 31, 2002

                                    UNAUDITED



                                    CONTENTS

Consolidated Interim Balance Sheet                                F-1

Consolidated Interim  Statement of Equity                         F-2

Consolidated Interim  Statement of Earnings                       F-3

Notes to Consolidated Interim Financial Statements             F-4 - F-5

WITNET INTERNATIONAL INC.
Consolidated Interim Balance Sheet
August 31, 2002
Unaudited
                                     ASSETS
                                                         2002           2001
                                                     -----------    -----------
Current
    Cash and cash equivalents                        $     9,391    $     2,562
    Short-term financial instruments                     115,731           --
    Accounts receivables                                 252,977        104,979
    Accounts receivable-other                              1,917        250,136
    Short-term loans                                      26,850        766,888
    Loans to shareholders and directors                   28,182         50,635
    Prepaid income tax                                     8,082          1,918
    Inventories                                             --        1,083,852
                                                     -----------    -----------
                                                         443,130      2,260,970
Investment securities                                      1,998         78,200
Debt insurance costs                                        --          429,600
Guarantee deposits                                        25,159        281,520
Capital assets                                            55,398        243,810
Intangible assets                                      2,805,364      3,257,623
                                                     -----------    -----------
                                                     $ 3,331,049    $ 6,551,723
                                                     ===========    ===========
                                   LIABILITIES
Current
    Short-term borrowing-affiliated companies        $   598,237    $   846,515
    Short-term borrowing from directors                  128,897         24,704
    Accounts payable                                     264,079        296,557
                                                     -----------    -----------
                                                         991,213      1,167,776
Accrued Severance Indemnities                             51,411           --
Loans Payable                                            150,000        150,000
                                                     -----------    -----------
                                                       1,192,624      1,317,776
                                                     -----------    -----------
                              SHAREHOLDERS' EQUITY
Capital Stock                                          3,049,478      3,015,743
Capital Surplus                                        1,709,663      1,601,145
Accumulated Other Comprehensive (Loss) Income           (249,564)        14,178
(Deficit) Retained Earnings                           (2,371,152)       602,881
                                                     -----------    -----------
                                                       2,138,425      5,233,947
                                                     -----------    -----------
                                                     $ 3,331,049    $ 6,551,723
                                                     ===========    ===========

APPROVED ON BEHALF OF THE BOARD

                -----------------          -----------------
                     Director                  Director

                See notes to Consolidated Financial Statements.

WITNET INTERNATIONAL INC.
Consolidated Interim Statement of Equity
August 31, 2002
Unaudited

                                                  2002           2001
                                              -----------    -----------
Deficit - beginning of period                 $(1,998,768)   $  (193,335)

    Net (loss) earnings                          (372,384)       796,216
                                              -----------    -----------

(Deficit) Retained Earnings - end of period   $(2,371,152)   $   602,881
                                              ===========    ===========

                See notes to Consolidated Financial Statements.


WITNET INTERNATIONAL INC.
Consolidated Interim Statement of Earnings
Three Months Ended August 31, 2002
Unaudited


                                          Six Months Ended             Three Months Ended
                                     August 31,      August 31,     August 31,   August 31,
                                       2002             2001          2002         2001
                                    -----------    -----------   -----------   -----------
Revenue
    Merchandise                     $    84,676    $ 1,299,906   $    21,108   $   820,329
    Service fees                        188,657         81,246       102,857        74,210
    Interest income                       4,472         11,553         3,448         9,991
                                    -----------    -----------   -----------   -----------
                                        277,805      1,392,705       127,413       904,530
                                    -----------    -----------   -----------   -----------
Expenses
    Cost of merchandise                  40,250           --            --            --
    Operating expenses                  603,059        509,481        52,500        55,265
    Interest expenses                     6,573          6,950           365         2,450
    Donations                                81           --            --            --
    Other                                   167              5            32          --
    Loss on foreign currency
       translations                          59          4,253            40         4,242
    Amortization of debt issuance          --           75,800          --          37,900
                                    -----------    -----------   -----------   -----------

                                        650,189        596,489        52,937        99,857
                                    -----------    -----------   -----------   -----------

Net (Loss) Earnings                 $  (372,384)   $   796,216   $    74,476   $   804,673
                                    ===========    ===========   ===========   ===========

Net (Loss) Earnings per share            (0.004)         0.008         0.001         0.008
                                    ===========    ===========   ===========   ===========
                See notes to Consolidated Financial Statements.

WITNET INTERNATIONAL INC.
Notes to Consolidated Interim Financial Statements
August 31, 2002
Unaudited



1.    Summary of Significant Accounting Policies

       General

       Witnet Co. Ltd., the "Accounting Parent", which carries on the business of the company, is located in 113-3 Banpo-dong, Seocho-gu, Seoul, Korea and was incorporated on November 8, 1999 to engage in the business of software development and system integration. Beginning in 1997, Korea and other countries in the Asia Pacific region experienced a severe contraction in substantially all aspects of their economies. This situation is commonly referred to as the 1997 Asian Financial Crisis. In response to this situation, the Korean government and the private sector began implementing structural reforms to historical business practices.

       The Korean economy continues to experience difficulties, particularly in the areas of restructuring private enterprises and reforming the banking industry. The Korean government continues to apply pressure to Korean companies to restructure into more efficient and profitable firms. The banking industry is currently undergoing consolidation and uncertainty exists with regard to the continued availability of financing. The Company may be either directly or indirectly affected by the situation described above. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

      Interim Financial Information

      The accompanying unaudited consolidated interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and
      Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the consolidated interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended August 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

       Basis of Consolidation

       These  consolidated  financial  statements  include  the  accounts of the
       Company  and  its  wholly  owned  subsidiary,   Witnet  Co.  Ltd.,  after
       elimination of all intercompany transactions and balances.

       Cash and Cash Equivalents

       Cash and cash equivalents include cash and highly-liquid investments with original maturities of 90 days or less.

WITNET INTERNATIONAL INC.
Notes to Consolidated Interim Financial Statements
August 31, 2002
Unaudited

1.    Summary of Significant Accounting Policies (Cont'd.)

       Foreign Currency Translation

       Witnet maintains its books and records in Korean won. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Korean won could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income
       (loss) in stockholders' equity.

       Earnings Per Share

       Basic and diluted  earnings  per share is  computed  pursuant to SFAS No.
       128. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighed average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the option price during the reporting period.

       Use of Estimates

       The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates for the Company include: the fair values of identifiable assets acquired in business combinations; provisions for the credit risk exposure in amounts of capital assets, goodwill and product development costs; and valuation allowances against future income tax assets. Actual results could differ from those estimates.


2.    Organization

       On  June  28,  2002  there  was  a  reverse   takeover   whereby   Witnet
       International Inc. (formerly New Cinema Partners Inc. ("NCPP")), the legal parent, issued 55,000,000 common shares in return for all outstanding common shares of Witnet Co. Ltd., (the acquirer for accounting purposes). As a result of this transaction, the former shareholders of Witnet Co. Ltd. received approximately 63% ownership of NCPP. After the transaction the company had 96,475,021 common shares issued and outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operation.

 The Company has been a development stage enterprise from its inception February 18, 1999. As disclosed in Form 8-K reports filed by the Company, the Company has completed the acquisition of Witnet Co. Ltd., a private Korean software company which is now the Company's primary operating subsidiary. The Company has changed its name to Witnet International Inc. and will change its fiscal year end to December 31, the year end of Witnet Co. Ltd. Accordingly, the Company will file an amended Form 10QSB for the quarterly period ending on September 30, 2002. In connection with the acquisition of Witnet, the Company filed a Form 14C Information Statement with the SEC and mailed the Information Statement to the Shareholders of the Company. As described in the Information Statement, the Company will now pursue the business of Witnet Co. Ltd. and will continue the base of operations in Seoul, South Korea and continue the marketing of its primary wireless internet related products, "Mobilick", "X-Stan" and "X-Soloman" in South Korea and Japan and will commence marketing of those products in North America and Europe. The Company anticipates the that the sale and marketing of these recently introduced products will be more profitable than its prior service business.

Additionally, the Company will continue to enter into service related business however, will attempt to maximize the profitability of such engagements by reducing the number of its permanent employees and rather engage special teams for such service engagements. Historically the Company had maintained full time employees on staff in anticipation of service work and this method has proven to be a financial burden and generally not profitable. Additionally, the company's main focus will be on the marketing of its primary product "Mobilick" in an effort to benefit from the investment made to date in the development of the product.

The Company will reduce its Research and Development spending and refocus on marketing of its main products. As a result the Company will reduce the number of employees through the reduction of R&D staff. The Company has commenced marketing of its products in North America and should start to see results of this activity by the first quarter of 2003.

The Company expects that it will employee fourteen (14) full time employees, and four (4) outside consultants during the next twelve months. Also, the Company intends to conduct a private placement financing to assist in its operations through debt and or equity financing. The financing is intended to extend its marketing efforts over the next twelve months.

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

                                            PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
The Company has filed the following Form 8-K current reports:
1.       July 11, 2002: re acquisition of Witnet Co. Ltd.
2.       September 16, 2002 re acquisition of Witnet Co. Ltd., name change.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             WITNET INTERNATIONAL INC.
                             (Registrant)


Date October 22, 2002       /s/ Jason Chung
                            --------------------
                                Jason Chung, CFO