Form 10QSB
period 2002-09-30
NEW CINEMA PARTNERS INC
filed 2002-11-19
CIK 1116368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the  quarterly period ended September 30, 2002
                                                   ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________________ to _______________


                       Commission file number ____________

                            WITNET INTERNATIONAL INC.
                      (formerly New Cinema Partners, Inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                       87-0772357
----------------------------------                      ------------------
  (State or other  jurisdiction                           (IRS Employer
 of incorporation or organization)                      Identification No.)

               Suite 404, 357 Bay Street, Toronto, Ontario M5H 2T7
               ---------------------------------------------------
                    (Address of principal executive offices)

                                (416) - 367-8273
                           ---------------------------
                           (Issuer's telephone number)

                            New Cinema Partners Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,475,021 as of November 18, 2002.

                         PART I -- FINANCIAL INFORMATION

                            WITNET INTERNATIONAL INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      THREE MONTH ENDED SEPTEMBER 30, 2002

                                    UNAUDITED

                                    CONTENTS

Consolidated Interim Balance Sheet                                           1

Consolidated Interim  Statement of Equity                                    2

Consolidated Interim  Statement of Earnings                                  3

Notes to Consolidated Interim Financial Statements                       4 - 5


                           WITNET INTERNATIONAL INC.
                       Consolidated Interim Balance Sheet
                               September 30, 2002
                                   Unaudited
                                                                  2002                       2001
                                                               -----------              -----------
                                     ASSETS
                                     ------
Current
    Cash and cash equivalents                                  $   251,430              $     6,198
    Short-term financial instruments                               113,513                   15,393
    Accounts receivables                                            80,489                  173,793
    Accounts receivable-other                                        2,486                     --
    Short-term loans                                                26,336                  753,820
    Loans to shareholders and directors                             55,487                   54,435
    Prepaid income tax                                               7,929                    1,897
    Inventories                                                    137,744                1,211,704
                                                               -----------              -----------
                                                                   675,414                2,217,240
Investment securities                                                1,961                   76,400
Debt insurance costs                                                  --                    429,600
Guarantee deposits                                                  24,676                  275,040
Capital assets                                                      52,072                  240,199
Intangible assets                                                2,805,312                3,248,602
                                                               -----------              -----------

                                                               $ 3,559,435              $ 6,487,081
                                                               ===========              ===========

                                   LIABILITIES
Current
    Short-term borrowing-affiliated companies                  $   587,158              $   865,230
    Short-term borrowing from directors                            146,358                   42,204
    Accounts payable                                               457,456                  327,138
                                                               -----------              -----------

                                                                 1,190,972                1,234,572
Accrued Severance Indemnities                                       52,612                     --
Loans Payable                                                      150,000                  150,000
                                                               -----------              -----------

                                                                 1,393,584                1,384,572
                                                               -----------              -----------

                       SHAREHOLDERS' EQUITY
Capital Stock                                                    3,039,294                3,004,286
Capital Surplus                                                  1,676,902                1,564,290
Accumulated Other Comprehensive Income (Loss)                        1,514                  (16,678)
(Deficit) Retained Earnings                                     (2,551,859)                 550,611
                                                               -----------              -----------

                                                                 2,165,851                5,102,509
                                                               -----------              -----------

                                                               $ 3,559,435              $ 6,487,081
                                                               ===========              ===========

   The accompanying notes are an integral part of these financial statements.

APPROVED ON BEHALF OF THE BOARD

                           WITNET INTERNATIONAL INC.
                    Consolidated Interim Statement of Equity
                               September 30, 2002
                                   Unaudited





                                                    2002             2001
                                                 -----------    -----------

Deficit - beginning of period                    $(2,241,172)   $   (47,461)

    Net (loss) earnings                             (310,687)       598,072
                                                 -----------    -----------

(Deficit) Retained Earnings - end of period      $(2,551,859)   $   550,611
                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.



APPROVED ON BEHALF OF THE BOARD


                           WITNET INTERNATIONAL INC.
                   Consolidated Interim Statement of Earnings
                     Three Months Ended September 30, 2002
                                   Unaudited





                                                                      Nine Months                          Three Months
                                                                            Ended                                 Ended
                                                September 30,        September 30,      September 30,       September 30,
                                                    2002                 2001               2002                   2001
                                                ------------         -----------        -----------         -----------
Revenue
    Merchandise                                  $    84,466         $ 1,315,080        $    17,357         $   377,622
    Service fees                                   1,075,516             108,868            845,914              47,482
    Interest income                                    5,705              22,887                491               7,540
                                                 -----------         -----------        -----------         -----------
                                                   1,165,687           1,446,835            863,762             432,644
                                                 -----------         -----------        -----------         -----------
Expenses
    Cost of merchandise                               56,453                --              153,218                --
    Operating expenses                             1,386,334             735,112            807,429             271,572
                                                 -----------         -----------        -----------         -----------
    Interest expenses                                 33,177              18,191             13,434              13,620
    Donations                                             80                --                 --                  --
    Other                                                261              19,651                 30                  27
    Loss on foreign currency translations                 69                   9                 26                   9
    Amortization of debt issuance                       --                75,800               --                37,900
                                                 -----------         -----------        -----------         -----------

                                                   1,476,374             848,763            974,137             323,128
                                                 -----------         -----------        -----------         -----------

Net (Loss) Earnings                              $  (310,687)        $   598,072        $  (110,375)        $   109,516
                                                 ===========         ===========        ===========         ===========

Net (Loss) Earnings per share                         (0.003)              0.006             (0.001)              0.001
                                                 ===========         ===========        ===========         ===========


    The accompanying notes are an integral part of these financial statements.

APPROVED ON BEHALF OF THE BOARD

                           WITNET INTERNATIONAL INC.
               Notes to Consolidated Interim Financial Statements
                               September 30, 2002
                                   Unaudited


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

     Interim Financial Information

     The accompanying unaudited consolidated interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the consolidated interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

     Basis of Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Witnet Co. Ltd., after elimination of all intercompany transactions and balances.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly-liquid investments with original maturities of 90 days or less.

                          WITNET INTERNATIONAL INC.
               Notes to Consolidated Interim Financial Statements
                               September 30, 2002
                                   Unaudited


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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The Company has been a development stage enterprise from its inception in February 18, 1999. As disclosed in Form 8-K current reports filed by the Company, the Company has completed the acquisition of Witnet Co. Ltd., a private Korean software company which is now the Company's primary operating subsidiary. The Company has changed its name to Witnet International, Inc. and will change its fiscal year end to December 31, the year end of Witnet Co. Ltd. Accordingly, the Company is filing an amended Form 10QSB for the quarterly period ending on September 30, 2002 in anticipation for the change in fiscal yearend.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. The Company has filed the following Form 8-K current reports:

     1. September 16, 2002 re acquisition of Witnet Co. Ltd., name change.

     2. November 18, 2002 re year end change to December 31.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                WITNET INTERNATIONAL, INC.
                                (Registrant)

Date November 18, 2002          /s/  Jason Chung, CFO
                                -----------------------
                                     Jason Chung, CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS

I, Jason Chung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Witnet International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 18, 2002.
                                      /s/ Jason Chung
                                         ------------------------------------
                                          Jason Chung,
                                          Acting Principal Executive Officer
                                          and Principal Financial Officer