Form 10QSB/A
period 2002-09-30
WITNET INTERNATIONAL INC
filed 2003-03-20
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

Commission File Number 333-5278-NY

WITNET INTERNATIONAL, INC.

(Exact name of small business issuer as specified in charter)

          NEVADA                                                                                                                                                           87-0772357

      (State or other                                                                                                                                                   (IRS Employer

     jurisdiction of incorporation)                                                                                                                         Identification No.)

Suite 404, 357 Bay Street, Toronto, Ontario M5H 2T7

(Address of principal executive offices)

(416) 367-8273

(Issuer's telephone number)

The Company had 96,475,021 shares of common stock as of November 18, 2002

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

Part I - Financial Information

WITNET INTERNATIONAL INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2002

UNAUDITED

CONTENTS
Consolidated Interim Balance Sheet	1
Consolidated Interim Statement of Equity	2
Consolidated Interim Statement of Earnings	3
Notes to Consolidated Interim Financial Statements	4 - 5

WITNET INTERNATIONAL INC.

Consolidated Interim Balance Sheet

August 31, 2002

Unaudited

	2002	2001
ASSETS
Current
Cash and Cash Equivalents	$ 9,391	$ 2,562
Short-term financial instruments	115,731	-
Accounts receivables	252,977	104,979
Accounts receivable - other	1,917	250,136
Short-term loans	26,850	766,888
Loans to shareholders and directors	28,182	50,635
Prepaid income taxes	8,082	1,918
	443,130	1,177,118

Investment	1,998	78,200
Guarantee Deposits	25,159	281,520
Capital Assets	55,398	243,810

	$ 525,685	$ 1,780,648

LIABILITIES
Current
Short-term borrowing - affiliated companies	$ 598,237	$ 846,515
Short-term borrowing from directors	128,897	24,704
Accounts payable	264,079	296,557
	991,213	1,167,776

Loans Payable	150,000	150,000
	1,141,213	1,317,776

SHAREHOLDERS' DEFICIENCY
Capital Stock	528,932	486,286
Capital Surplus	2,175,226	2,201,380
Accumulated Other Comprehensive (Loss) Income	(41,747)	320,203
Deficit	(3,277,939)	(2,544,997)
	(615,528)	462,872

	$ 525,685	$ 1,780,648

WITNET INTERNATIONAL INC.

Consolidated Interim Statement of Equity

Three Months Ended August 31, 2002

Unaudited

	2002	2001

Deficit - beginning of period	$ (2,749,602)	$ (2,308,214)

Net loss	(528,337)	(236,783)

Deficit - end of period	$ (3,277,939)	$ (2,544,997)

WITNET INTERNATIONAL INC.

Consolidated Interim Statement of Earnings

Three-Month and Six-Month Periods Ended August 31, 2002 and 2001

Unaudited

	Six Months Ended August 31, 2002	Six Months Ended August 31, 2001	Three Months Ended August 31, 2002	Three Months Ended August 31, 2001

Revenue
Merchandise	$ 84,676	$ 1,299,906	$ 1,108	$ 820,329
Service fees	188,657	81,246	102,857	74,210
Interest income	4,472	11,553	3,448	9,991
	277,805	1,392,705	127,413	904,530

Expenses
Cost of Merchandise	40,250	1,083,852	12,356	683,984
Operating Expenses	553,358	394,687	643,029	453,087
Interest Expenses	6,573	4,258	365	4,242
	600,181	1,482,797	655,750	1,141,313

Net Loss	$ (322,376)	$ (90,092)	$ (528,337)	$ (236,783)

Net loss per share	(0.0034)	(0.0009)	(0.0055)	(0.0025)

WITNET INTERNATIONAL INC.

Notes to Consolidated Interim Financial Statements

Three Months Ended August 31, 2002

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

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Witnet Co. Ltd., after elimination of all intercompany transactions and balances. The acquisition was accounted for as a recapitalization of Witnet Co. Ltd. (See note 2).

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

The acquisition of Witnet by NCPP was accounted for as the recapitalization of Witnet. The pre-acquisition financial statements of Witnet are now the historical financial statements of the Company. The equity accounts and number of weighted average shares outstanding have been retroactively restated to give effect to the recapitalization.

Prior to the acquisition, the intangible assets of NCPP were written down to $nil to reflect its fair market value.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company has been a development stage enterprise from its inception in February 18, 1999. As disclosed in Form 8-K current reports filed by the Company, the Company has completed the acquisition of Witnet Co. Ltd., a private Korean software company which is now the Company's primary operating subsidiary. The Company has changed its name to Witnet International, Inc. and will change its fiscal year end to December 31, the year end of Witnet Co. Ltd. Accordingly, the Company is filing an amended Form 10QSB for the quarterly period ending on September 30, 2002 in anticipation for the change in fiscal year-end.

In connection with the acquisition of Witnet, the Company filed a Form 14C Information Statement with the SEC and mailed the Information Statement to the Shareholders of the Company. As described in the Information Statement, the Company will now pursue the business of Witnet Co. Ltd. and will continue the base of operations in Seoul, South Korea and continue the marketing of its primary wireless internet related products, "Mobilick", "X-Stan" and "X- Soloman" in South Korea and Japan and will commence marketing of those products in North America and Europe.

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

WITNET INTERNATIONAL, INC.

(Registrant)

Date: March 19, 2003

/s/ Jason Chung, CFO                                            /s/ Mun Su Hun

Jason Chung, CFO                                                 Mun Su Hun, President

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

Date:      March 19, 2003

 /s/ Jason Chung

Jason Chung, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Mun Su Hun, certify that:

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

Date:      March 19, 2003

 /s/ Mun Su Hun

Mun Su Hun, President