Form 10KSB
period 2002-12-31
WITNET INTERNATIONAL INC
filed 2003-04-18
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

WITNET INTERNATIONAL, INC.

(name of small business issuer as specified in its charter)

Nevada	000-49656	87-0772357
State of Incorporation	Commission File Number	IRS Employer Identification Number

3200 Dufferin Street, Suite 404, Toronto, Ontario, Canada M6A 2T3

 (address of principal executive offices)

(416) 783-5771

(Registrant's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of Each Class Name of Each Exchange on Which to be so Registered: Each Class is to be Registered:

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                            YES [X]               NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2002 were $1,186,277.

As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,834,400 (based on a price of $0.08 per share).

As of December 31, 2002, the Company had approximately 112,803,021 shares of Common Stock issued and outstanding.

 INFORMATION REQUIRED IN REGISTRATION STATEMENT

Part I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Except where the context otherwise requires, all references in this Registration to the "Registrant" or the "Company" or "Witnet" refer to Witnet International, Inc., a Nevada corporation and "Witnet Co. Ltd." refers to Witnet Co. Ltd., a South Korean Corporation.

PART I

Item 1.    Description of Business.

(a)    Witnet International Inc. (formerly New Cinema Partners, Inc.), (the "Company") was formed under the laws of Nevada on February 2, 1998 under the name Valance 9 Development, Inc. to develop and market a world wide web authoring software product. The initial amount of authorized capital was $100,000 consisting of 100,000,000 shares of Common Stock, $0.001 par value. The authorized capital was increased to 150,000,000 shares of Common stock, $0.001 par value in October, 2002.  There is only one class of stock - the Company's common stock.

Today, the Company is a software development company.  One of the main products of the Company is its proprietary Mobilick system which allows control over internet-connected PCs through PDAs (Personal Digital Assistants) that are connected to the wireless internet.

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

The Company was de-listed for non-compliance with the OTC Bulletin Board's reporting requirements in May of 1999, and began trading on the pink sheets at that time until the Company became a "Reporting Company" under the 1934 Securities Exchange Act and resumed trading on the OTC Bulletin Board in December, 2000. Since May, 1999 the Company's securities have been traded under the trading symbol "NCPP."

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

On August 31, 1999, the Company and New Cinema Partners, Inc. executed an Acquisition Agreement whereby the Company changed its name to New Cinema Partners and acquired all of the issued and outstanding common stock of New Cinema Partners, Inc., in exchange for 4,000,000 shares of its common stock. This transaction resulted in the former shareholders of New Cinema Partners, Inc., becoming the holders of the 4,000,000 newly issued shares, (the "New Control Block").

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

On July 4, 2000, the Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures.  As part of the transaction, Mr. Damien Lee, founder and one of the principals of Stone Canyon Pictures, became the Chief Executive Officer and the Chairman of the Board of Directors of the Corporation.

On March 12, 2001, after being unable to raise adequate funds for any film production, Mr. Lee resigned from his position with the Company.

On May 8, 2001, the Company issued 500,000 common shares valued at $45,000 in consideration for legal fees owing by the Company.

On June 12, 2001, the Company issued 1,384,285 common shares in consideration for the cancellation of a promissory note in the amount of $95,516 and the Company issued 5,100,000 common shares in settlement of accounts payable in the amount of $402,900.

In June 2001, New Cinema Partners entered into a purchase agreement with Imperial Logistics, Inc. However, the acquisition agreement was canceled due to the inability of New Cinema Partners to secure the required financing which had been committed by a third party.

In February 2002, New Cinema Partners signed a formal asset purchase agreement with LCTC Enterprises, Inc.  Under the terms of the agreement, New Cinema Partners would issue stock in exchange for the equipment and it would have pursued the business plan of LCTC Enterprises.  In addition, New Cinema Partners would have changed its name to Cemcorp International and its business to global cement manufacturing and distribution in strategic markets worldwide.  The acquisition was not completed.

In April 2002, New Cinema Partners signed an agreement to acquire Verifox Technologies, Inc.  The transaction authentication company would have changed the direction of New Cinema Partners from a development stage entertainment company to a transaction authentication technologies company.  The acquisition was not completed.

In May 2002, New Cinema Partners was assigned an agreement to acquire Mediall Tech, Co. Ltd. of South Korea. However, the agreement was terminated.

On July 11, 2002, New Cinema Partners filed an 8-K stating that they agreed to change their name to Witnet International, Inc. and to increase its authorized capital from 100,000,000 to 150,000,000 common shares.

On July 30th 2002 the Company issued a total of 10,000,000 restricted common shares to finders and consultants representing Travellers International, Inc.) in accordance with the Share Exchange Agreement with Witnet Co. Ltd. (Korea) dated May 24th, 2002.

On August 28th, 2002 the Company issued 55,000,000 restricted common shares for the acquisition of Witnet Co. Ltd (Korea) in accordance with a Share Exchange Agreement dated May 24, 2002. The shares were issued to the shareholders of Witnet Co. Ltd, (Korea) in exchange for 100% of Witnet Co. Ltd. (Korea).  The holders of these shares comprise the current control block and they hold together 55,000,000 common shares of the 112,803,021 shares outstanding as of December 31, 2002.

On October 2, 2002, the Company amended the Articles of Incorporation.  The purpose of the Amendment was to change the name of the Company from New Cinema Partners, Inc. to Witnet International, Inc. and to increase the number of authorized shares from 100,000,000 common shares to 150,000,000 common shares.

On October 2, 2002, New Cinema Partners, Inc. changed its name to Witnet International, Inc. and its trading symbol became "WTNT".

On November 18, 2002, the Company changed its fiscal year end from February 28 to December 31.

On December 23rd 2002 the Company issued a total of 7,000,000 restricted common shares with respect to employees and consultants of the Company including 3,000,000 shares to Mun Su Han (President and CEO, Director) and 2,000,000 shares to Jason Chung (CFO, Director) in relation to their employee agreements and 2,000,000 shares were issued to consultants.

On December 23rd 2002 the Company issued a total of 9,328,000 restricted common shares in exchange for expenses and fees owed by the Company. The shares were issued in lieu of cash payment totaling $932,800.

(b)    Business of Issuer.

Description of Business

The Company, through the acquisition of Witnet Co. Ltd. of South Korea, ("Witnet”) is a software development company focused on mobile internet services technologies.  Witner Co. Ltd. is the Company's main operating subsidiary and following the acquisition of Witnet Co. Ltd., the Company has undertaken their business plan.

Witnet has three major business areas of mobile internet services development technologies. These include: i.) PDA Solution including a Wireless Thin Computing Solution and a proprietary technology called "Mobilick". ii.) Wireless- Based System Integration including a Mobile Service Platform and a Telematics Service Platform. iii.) XML Solution including an XML-Based Platform Solution : W-CMS and an XML-Based Distribution Solution : "X-Solomon."

Witnet's latest product is called "ModaPhone" which is a wireless VoIP solution which allows phone calls to be made from wireless PDA's (Personal Digital Assistant) over the Internet.  The Company plans to offer ModaPhone for Windows CE, Linux, and other operating systems.

Technology Overview

By applying thin computing solutions, users can run complex applications via PDA's while using only the minimum system resources of PDA's.

Mobilick works even at the low bandwidth wireless network such as IS-95B(64KBps)by applying event driven capturing technology.

A second proprietary product is called "Xstan"; a Web Based Content Management System Providing Contents Distributing Service Via Wired/Wireless Channels.

Another proprietary system is "X-Solomon" which is an integrated service platform which consistently provides various kinds of information systems such as CRM, GIS, multimedia, GPS, etc.

X-Solomon supports connection with legacy systems and provides for wired to wireless channel integration services. X-Solomon is a wireless middleware platform which utilizes exclusive browsers and provides script similar to application methods. By employing the Mobile Platform as Middleware provides for Telematics Services and Integration with various Back-End Systems.

A fourth significant proprietary product of the Witnet is "X-Stan" XFreeWCMS; a Web Based Content Management System Providing Contents Distributing Service Via Wired/Wireless Channels.

Company Overview

Witnet Co. Ltd., began operations in November of 1999. Witnet is a software development and system integration company. Headed by CEO Mun-Su Han, Witnet currently has 14 employees. The Witnet internet site can be found at www.witnet21.com.

Recent Business Overview

In April of 2000, the company contracted for an Information and Communication Technology Development project that focused on the development of a WAP Site Builder for Wireless Site Building. In September of that year, Witnet contracted with Trigyn in India to develop eVector Solutions.

In April and May of 2001, respectively, the company made strategic alliances in mobile business with Deltalab Inc. and in the co-development of mobile solutions with Kossinet Inc. In June of 2001 the company became partners with Compaq Korea and the next month they made another alliance in mobile business with DBI Tech Inc., and began selling 'Mobilick', a Mobile Thin Computing Solution for Personal Digital Assistants ("PDA"). Also in July of 2001, the company made an alliance in LG Telecom's 2G wireless Internet business with Mbiznetworks Inc. and in August 2001 they became members of 'ebXML based next generation e-business standardization' promoted by the Korean Institute for Electronic Commerce.

In September of 2001, Witnet became certified as LG Telecom's B-to-B partner and made another strategic alliance in the development of a XML signature with Dasan Technology Inc. The next month, the company allied with Compaq Japan and KDDI Inc. in supplying 'Mobilick' in Japan. In January of 2002, the company began selling 'Mobilick' in Japan with Nippon Tandem Systems.

In February 2002, the company started selling 'Xstan', a pure XML based WCMS Solution and became certified as an e-Service Solution Partner by Hewlett-Packard in Korea. In June 2002 the company became certified as SKIT Ante Biz Partner by SK Telecom.

On July 23, 2002, Witnet launched its premier product, "Mobilick" with Hewlett Packard (HP) / Compaq in Japan. The product is being launched with hardware maker HP / Compaq Japan. Compaq is the maker of the popular iPAQ Pocket PC which is one of the platforms Mobilick was designed for. Compaq is now adopting the technology for Japan. Introducing Mobilick as HP's PDA solution in 'Expo Comm Wireless Japan'.

On July 29, 2002, Witnet Co. Ltd. and KDDI will provide Mobilick to CTC (http://www.ctc-g.co.jp/), a multi-national IT company based in Tokyo, Japan. CTC will adopt Mobilick as their enterprise solution using KDDI's wireless network known as 'AU'. Mobilick will be used for CTC's work forces. Additionally, KDDI plans to use Mobilick for their own field work force and to offer the solution / service to its customer base. KDDI is the second largest mobile carrier in Japan and wants to sell Mobilick to its subscriber base and expects Mobilick will bolster the number of KDDI mobile network users and generate more packet data services usage.

On August 19, 2002, Witnet Co. Ltd. entered into an agreement to develop a XML based on-line insurance system for Shinhan Life Insurance Co., Ltd. (ShinhanLife). The system being developed for ShinhanLIfe is an XML based system for insurance canvassers using notebooks in the field. It is the supporting system to inquire into and control management of customers and contract-information on-line as well as off-line. This system transforms information stored in main system of ShinhanLife into XML information which enables aggregation and the ability to transform information of each of the branch networks and the insurance canvassers.

On October 2, 2002, Witnet increased its service based business through a new contract award from KTF, a major Korean telecommunications company. Witnet developdc a "Mobile Gift Certificate System" for KTF representing a new form of "mobile commerce" using PDA's and mobile phones. Through this agreement Witnet is in effect entering the Mobile Commerce Market. The Mobile Gift Certificate System enables people to buy, send, receive and negotiate gift certificates and coupons using wireless devices such as PDA's and mobile phones.

On October 7, 2002, Witnet International, Inc. entered into an agreement to develop a Mobile Education System for Woongjin.com (www.woongjin.com). The agreement also entails the supply of various Witnet products and solutions including, Xstan for XML CMS, and Mobilick a PDA Enterprise Solution for Woongjin. Woongjin.com is a specialized media company which sells educational publications in South Korea. Through this agreement Witnet will build the mobile office environments for service of Woongjin.com's systems and its field service employees.

On October 15, 2002, Witnet International, Inc. completed its introduction and first round meetings with key telecommunications companies and device manufacturers in North America, marking the launch of its North American marketing initiative of its mobile internet services technologies.

On October 28, 2002, Witnet International, Inc. developed a new approach in VoIP technology and is in pact to commercialize it early next year. VoIP or Voice over Internet Protocol is the technology that promises to take voice phone traffic over the internet and most likely replace PBX and other traditional telephony standards and practices. Witnet's R&D efforts in VoIP have placed them in a joint effort with another South Korean VoIP technology company and a major Japanese hardware manufacturer.

On November 18, 2002, Witnet International, Inc. plans to make a Linux version of Mobilick, its remote internet desktop control software for mobile devices. The Mobilick solution is ideal for the recently emerging Linux based hand held device market place in pervasive wireless computing and workforce mobility where Witnet has a desirable solution set. The product will be sold to select targeted clients who have a need for the solution in the open standards based Linux operating environment. Mobilick will allow communication and control from Linux based mobile devices to networks and desktops running Linux and other operating systems or programs while using various wireless connectivity solutions including wireless LAN's and wireless internet.

On November 25, 2002, Witnet International, Inc. announced that while its main technical domain is in mobile network solutions that it is now looking dovetail VoIP into its major business focus. Witnet is now developing and will produce SIP (Session Initiation Protocol) protocol stack. One of the early applications includes wireless (Voice) communications via IP. Witnet will work closely with the major service providers and hardware producers in Japan and Korea during the development of its solution set.

Products & Solutions

Mobile Internet SI

Wired-Wireless Integration Component

    General Description

End users can access easily adaptable systematic environments by using identical databases and functions with both wired and wireless Internet connections. Witnet provides customers system-oriented services with easily customized components.

    Characteristics

    -    Component Structure: Component based structure allows customization and the addition of extra modules.

    -    Various Components: Structure includes a PIMS component, a Community component and a Messaging component.

MCP Management System

    General Description

For the sake of wired and wireless content providers, MCP Management Systems provides a content management function, a payment/settlement management function and a CRM function. LG Telecom's MCP, Mbiznetworks, has adopted the MCP Management System for ez-1 Channel System Integration (October, 2001).

    Characteristics

    -    Flexibility: Flexible applications to plan and implement system management.

    -    Various management functions: Includes management of content, customers, and a billing system.

    -    Database analysis: Analyzes content consumption patterns by detailing each unit and provides statistics.

    -    Interoperability with other systems: Operates and functions in harmony with other internal systems such as billing and CRM systems.

X Solomon

    General Description

X-Solomon is integrated service platform that provides various kinds of information systems, such as CRM, GIS, multimedia, and GPS.

X-Solomon supports interconnection with the legacy system and provides wired-wireless channel integration.

    Characteristics

    -    Back end system integration: X-Solomon uses application APIs

    -    WSML script application: X-Solomon does not install an exclusive application on client device but provides service by generating exclusive script, WSML, on server

    -    XML application: X-Solomon uses XML for standard data exchange with various back end systems

Mobilick

    General Description

Mobilick is a solution which allows control over internet-connected PC's through PDA's that are connected to the Internet wirelessly. By applying a thin computing solution, users can run complex applications via PDAs while using only the minimum system resources of PDA's. Mobilick works even with low bandwidth wireless networks such as IS-95B (64KBps) by utilizing event driven capturing technology.

    Characteristics

    -    Applied thin client concept on PDA: All applications run on the server. The Client exchanges the values/events of Keyboard & Mouse input and display with the Server.

    -    Use of small amount of system resource & works even with low bandwidth:

       Event Driven Capturing technology allows effective operation even with low bandwidth wireless connections such as IS-95B.

    -    Scalability: Mobilick is flexible and can expand modular function, because it is composed of three independent functional modules.

Xstan

    General Description

Xstan is a XML-based Web Content Management System (WCMS) which provides various content-related services such as content management and distribution via wired and wireless channels. It is possible to interconnect this system with others because it manages content with XML, and is equipped with security through a XML Signature.

    Characteristics

    -    XML-based solution: Xstan maximizes the XML' advantage by using a Data Base exclusively programmed by XML on the level of CML's basic functions, and can conduct dynamic publishing by use of Templates.

    -    Protection of content: Xstan provides content protection and user authentication services by use of a XML signature.

    -    Component-based system: Xstan is composed of various components with different functionality and supports various forms of content management.

Newly Developed Products

Thin Client System

    General Description

Thin Client System is an extended type of 'Mobilick'. It is an affordable solution that assists one-to-many communication and provides high mobility, while Mobilick assists one-to-one communication. Witnet is planning to develop hardware as well as software for Thin Client System.

    Marketing Target

A leading company in Thin Client System is Citrix, located in the United States, but Citrix mainly deals with heavy systems for enterprise use. In order to avoid direct competition with Citrix, Witnet is targeting light systems for enterprise and personal use.

Thin Client System has practical application in various job areas such as banking, business, and personal schedule management.

Application Area	Application Objects	Job Example
Financing	Bank	Account inquiries, funds transfer
	Insurance	Insurance inquiries, raising insurants
	Stock Market	Inquiry of quotes, dealing of stocks
Enterprise	Office	Office jobs such as wording and data processing
	Customer Relations Management	Management of customer information
	Help Desk	Response to the customers' request
Communication	Mailing	Sending and receiving e-mail
	Messenger	Instant communication for works
	Schedule Management	Confirmation of work status and schedule

    Business Strategy/ (Thin Client System)

Witnet is planning to sell its products in vertically segmented domestic markets and to open up a new market in Japan. The company is hoping to use their success in Korea and Japan as a springboard to penetrate EU and US markets.

XML Based Wired/Wireless Middleware

    General Description

XML based Wired/Wireless Middleware is an extended solution of Xstan and X-Solomon that Witnet has developed and sold. Witnet is working toward integrating the control function of Xstan and the distribution function of X-Solomon into XML based wired/wireless middleware.

    Marketing Target

XML based middleware can be used in various areas, such as the following:

Financial	Enterprise	Content Provider	Communications	Other
Stocks	M-CRM	Wireless content provider	Mailing	Auctions
Banking	M-SFA	Wired content provider	Messenger	Shopping
Investments	M-Help Desks		Scheduling	Travel Agencies
Information providers	M-ERP		Chatting	Restaurants
	M-Logistic			Ticketing

As with the Thin Client System, Witnet is planning to sell its XML products in domestic vertically segmented markets and to open up a new market in Japan. The company is hoping to use their success in Korea and Japan as a springboard to penetrate EU and US markets.

ModaPhone

"ModaPhone''; a wireless VoIP solution which allows phone calls from wireless PDA's (Personal Digital Assistant) over the Internet. The Company plans to offer ModaPhone for Windows CE, Linux, and other operating systems.

ModaPhone supports real-time multimedia interaction between users during a call session. The multimedia features or ``modes'' include real-time whiteboard drawing, still image sharing, and video; making a PDA capable of being a wireless videophone.

The VoIP call session from the PDA can be made to another computer with the ModaPhone software or even to another telephone or cellular phone. Additionally, the same capability is made for any home or office computer with the software installed.

The multimedia wireless "phone" works over wireless Internet systems such as the GPRS (TDMA) and CDMA IX networks as well as 802.11 and Wi-Fi.

In addition to the ModaPhone Soft Phone software solution, Witnet and its partners have developed an SIP Client Toolkit (including light-weight SIP stack) for PDAs and IP Phones as well as SIP Server Toolkit (highly scalable multi-threaded SIP stack) for high-end Media Gateways, Softswitches, Application Servers.

Both SIP stacks included in these toolkits conform to up-to-date IETF standard RFC 3261, which specifies baseline functions of SIP.

Based on these toolkits, the Company will offer IP-based Office Communication Solution, which helps enterprise users reduce communication costs and deploy various value-added services rapidly.

This solution includes Soft Video Phone for PC/PDA, used to support voice/video/data communications with colleagues -- in the enterprise or with others outside - and an Office Comm. Server, used to support registration of the user's location, user's personal call control and management of voice/video messages recorded while the recipient can't answer the call.

WITNET's Businesses and Related Market

Business Related Market

The business that Witnet is engaged in depends upon the growth and volume of mobile Internet, PDA, PV and CMS (Content Management System) markets.

Employees

Witnet currently has 14 full-time employees in addition to the Company's president, Mun Su Han. In addition, the Company intends to retain individuals with the appropriate skills and background as required for particular aspects of the company’s business as needed for product development, services and sales and marketing.

The Company recently let go of approximately 60 full time employees whose primary function was in the development of the Company's proprietary products including "Mobilick".  Once the product was completed, management decided to focus on sales and marketing of its then complete products and, as a result, those developers were no longer required.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company rents approximately 4,000 square feet of space on a month to month basis at $5,000 per month, in which its executive offices are located.

ITEM 3.     LEGAL PROCEEDINGS

There are are no legal proceedings pending as of December 31, 2002 to the knowledge of the Company's management.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

The Company submitted certain matters to a vote of its security holders on September 15, 2002.

The Vote included the acquisition of Witnet Co. Ltd. (Korea) the name change of the Company to Witnet International, Inc., and the increase of authorized shares to 150,000,000 from 100,000,000.  The measure was approved by a majority of the shareholders.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Over The Counter Bulletin Board under the symbol "WTNT". The following table sets forth the high and low bid prices as reported by Yahoo Finance for the periods ending March 31, 2002 and prior. These quotations for the fiscal year 1998, and the first two quarters of 1999 reflect trading done by Valence 9 Development, Inc., under the symbol "VNIN" An for all periods up until and not including the Fourth Quarter 2002 reflect trading done by New Cinema Partners, Inc. under the symbol "NCPP". All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31st, 2002 there were 456 holders of Common Stock. The Company has paid no dividends in the year ended December 31, 2002.

Stock Trading Activity

Quarter	High	Low
Fourth Quarter 2002	0.11	0.04
Third Quarter 2002	0.21	0.05
Second Quarter 2002	0.19	0.04
First Quarter 2002	0.23	0.03
Fourth Quarter 2001	0.13	0.016
Third Quarter 2001	0.13	0.03
Second Quarter 2001	0.20	0.05
First Quarter 2001	0.11	0.04
Fourth Quarter 2000	0.12	0.05
Third Quarter 2000	0.30	0.06
Second Quarter 2000	0.25	0.06
First Quarter 2000	0.25	0.10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

Development stage activities

The Company has been a development stage enterprise from its inception February 18,1999. As disclosed in the current report on the Company's Form 8-K, the Company has completed the acquisition of Witnet Co. Ltd., a private Korean software company which is now the Company's primary operating subsidiary.  The Company has changed its name to Witnet International, Inc. and changed its fiscal year end to December 31, the year end of Witnet Co. Ltd.

Since September 2002, in connection with the acquisition of Witnet, the Company is now pursuing the business of Witnet Co. Ltd. and will continue the base of operations in Seoul, South Korea and continue the marketing of its primary wireless internet related products, "Mobilick", "X-Stan" and "X- Soloman" in South Korea and Japan. The Company has also commenced marketing of those products in North America and Europe.

Additionally, the Company will continue to enter into service related business opportunities however, it will attempt to maximize the profitability of such engagements by reducing the number of its permanent employees and rather engage special teams for such service engagements. Historically the Company had maintained full time employees on staff in anticipation of service work and this method has proven to be a financial burden and generally not profitable. Additionally, the company's main focus will be on the marketing of its primary product "Mobilick" in an effort to benefit from the investment made to date in the development of the product.

The Company has reduced its Research and Development spending and refocused on marketing of its main products. As a result the Company reduced the number of employees through the reduction of R&D staff. The Company has commenced marketing of its products in North America and should start to see results of this activity by the first quarter of 2003.

The Company entered into its first relationship with a North American company to sell its products in January 2003 through the signing of a Letter of Intent with Consumer Direct Link, Inc. (CDL) who the company intends to co-market its products with the mobile secure pervasive computer products of CDL. The Company believes this is an important factor in the entry into the North American market place due to CDL's new product launch and their association with IBM.

The Company expects that it will employee fourteen (14) full time employees, and four (4) outside consultants during the next twelve months. Also, the Company intends to conduct a private placement financing to assist in its operations through debt and or equity financing. The financing is intended to extend its marketing efforts over the next twelve months.

Since March 2001 the Company was in the process of identifying and evaluating various acquisition candidate companies and or assets. The Company has entered into several letters of intent and agreements to acquire various companies or various companies assets however, to date, has not closed the acquisition of any such company or any such assets.

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

From March 2001 to September 15, 2002, management devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with. This process concluded with the September 15, 2002 closing on the acquisition of Witnet Co., Ltd.

These activities were funded by the Company's management and investments from stockholders.

For the year ended December 31, 2002, this amount was $532,054 which was subsequently exchanged for equity.

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

Results of Operations for the year ended December 31, 2002.

For the year ended December 31, 2002, the Company generated net sales of $1,186,227. The Company's general and administrative costs aggregated approximately $3,182,278 for the year ended December 31, 2002. These expenses represent carry over losses from the Company's re-organization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

Liquidity and Capital Resources.

The Company had a cash balance of $105,420 at December 31, 2002, as compared to $1,546 for the year ended December 31, 2001. Working capital at December 31, 2002 and December 31, 2001 was a deficiency of $(616,348) and $(74,108) respectively. For the year ended December 31, 2002 and for working capital was provided by management for the payment of expenses. During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and administrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Company's continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps: 1. The Company will endeavor to complete an acquisition in the software development field. 2. The Company will endeavor to complete a private placement to fund future operations should the Company complete an acquisition in the software development field.

The Company's current expenses are manageable. All the Company's executives and consultants have not taken a salary to date and will not draw a salary until such time as the Company completes a significant financing. Management loans should satisfy current expenses until such time the Company completes any such financing and management believes that it will be capable of maintaining under current arrangements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

ITEM 7.     FINANCIAL STATEMENTS

WITNET INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Witnet International, Inc.

We have audited the accompanying consolidated balance sheets of Witnet International, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of deficit, earnings, change in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative working capital from operations and operates in a country whose economy is currently unstable, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                           "SF PARTNERSHIP, LLP"

Toronto, Canada

                                                                                                                        CHARTERED ACCOUNTANTS

April 15, 2003

WITNET INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Current
Cash and cash equivalents	$ 105,420	$ 1,546
Accounts receivable	106,131	39,077
Prepaid expenses	127,991	15,200
Loans to shareholders and directors	-	39,444
Income taxes receivable	8,233	9,166
	347,775	104,433

Capital Assets (Note 3)	34,150	60,198
Investment (Note 4)	-	1,819
Guarantee Deposits	25,198	22,800

	$ 407,123	$ 189,250

LIABILITIES
Current
Accounts payable and accrued expenses	$ 379,800	$ 70,241
Advances from related company (Note 5)	52,569	108,300
Loans from shareholder and directors (Note 6)	532,054	-
	964,123	178,541

Loans Payable (Note 7)	150,000	-
	1,114,123	178,541

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 8)	500,368	483,740
Paid in Capital	2,832,446	1,556,100
Accumulated Other Comprehensive Income	7,706	22,388
Accumulated Deficit	(4,047,520)	(2,051,519)
	(707,000)	10,709

	$ 407,123	$ 189,250

APPROVED ON BEHALF OF THE BOARD

                  "MUN SU HAN"                                                                        "JASON CHUNG"

                      Director                                                                                           Director

WITNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF DEFICIT

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Deficit - beginning of year	$ (2,051,519)	$ (1,178,421)

Net loss	(1,996,001)	(873,098)

Deficit - end of year	$ (4,047,520)	$ (2,051,519)

WITNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF EARNINGS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Revenue
Service	$ 1,135,460	$ 136,473
Other	50,817	94,457
	1,186,277	230,930

Expenses (Page F-6)	3,182,278	1,104,028

Net Loss	$ (1,996,001)	$ (873,098)

Loss Per Share	$ (0.03)	$ (0.02)

Weighted Average Number of Shares	69,223,594	55,000,000

WITNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Shares	Stock	Paid In Capital in Value	Accumulated Other Income	Deficit

Balance, January 1, 2001	55,000,000	$ 483,740	$ 1,556,100	$ -	$ (1,178,421)
Comprehensive Income	-	-	-	22,388	-
Net loss	-	-	-	-	(873,098)

Balance, December 31, 2001	55,000,000	$ 483,740	$ 1,556,100	$ 22,388	$ (2,051,519)

Balance, January 1, 2002	55,000,000	$ 483,740	$ 1,556,100	$ 22,388	$ (2,051,519)
Common shares issued prior to acquisition	41,475,021	-	(340,126)	-	-
Common shares issued for services	14,378,000	14,378	1,423,422	-	-
Common shares issued in settlement of loans	1,950,000	1,950	193,050	-	-
Comprehensive Loss	-	-	-	(14,682)	-
Net loss	-	-	-	-	(1,996,001)

Balance, December 31, 2002	112,803,021	$ 500,068	$ 2,832,446	$ 7,706	$ (4,047,520)

WITNET INTERNATIONAL, INC.

SCHEDULE OF EXPENSES

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Expenses
Salaries	$ 1,047,901	$ 377,859
Outsourcing	880,310	60,854
Other	245,886	19,840
Fees and charges	180,253	170,862
Rent	130,970	83,807
Employee benefits	80,503	59,464
Severance indemnities	64,900	10,855
Communications	32,722	14,049
Entertainment	31,577	28,978
Travel	21,826	18,431
Bad debts	20,248	213
Research and development	17,046	59,573
Building administration	16,391	46,310
Car maintenance	8,827	8,280
Supplies	6,004	9,050
Books and printing	4,252	6,541
Training	2,516	14,654
Advertising	1,128	1,275
Repairs and maintenance	405	2,380
Taxes and dues	121	356
Depreciation	36,504	66,987
Loss on impairment of investment	1,938	4,320
Contract settlement fee (Note 11)	350,000	-
Loss on disposition of capital assets	-	39,090

	$ 3,182,278	$ 1,104,028

WITNET INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash Flows from Operating Activities
Net loss	$ (1,996,001)	$ (873,098)
Adjustments for non-cash items:
Depreciation	36,504	66,987
Loss on disposition of capital assets	-	39,090
Loss on impairment of investment	1,938	4,320
Recognition of government grant	-	(27,990)
Foreign currency translation	(19,635)	5,767
Common shares issued for services and acquisition	1,292,974	-
	(684,220)	(784,924)

Change in non-cash working capital
Accounts receivable	(67,054)	90,847
Prepaid expenses	(112,791)	133,247
Income taxes receivable	933	(7,109)
Accounts payable and accrued expenses	309,559	39,659
Advances from related company	(56,031)	108,300
	(609,604)	(419,980)

Cash Flows from Investing Activities
Acquisition of capital assets	(5,622)	(32,121)
Loans payable	150,000	-
Loans to shareholders and directors	571,498	109,250
Guarantee deposits	(2,398)	250,800
Proceeds from disposal of capital assets	-	36,138
	713,478	364,067

Net Increase (Decrease) in Cash	103,874	(55,913)

Cash - beginning of year	1,546	57,459

Cash - end of year	$ 105,420	$ 1,546

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

1.    Operations and Business

    a)    Operations

December 31, 2002 and 2001On June 28, 2002 the Company entered into a reverse takeover transaction whereby Witnet International, Inc. (formerly New Cinema Partners Inc. ("NCPP")), the legal parent, issued 55,000,000 common shares in return for all outstanding common shares of Witnet Co. Ltd., (the acquirer for accounting purposes). As a result of this transaction, the former shareholders of Witnet Co. Ltd. received approximately 63% ownership of NCPP. After the transaction the company had 96,475,021 common shares issued and outstanding.

    b)    Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2002 and 2001, the Company experienced net losses of $1,996,001 and $873,098 respectively.

Beginning in 1997, Korea and other countries in the Asia Pacific region experienced a severe contraction in substantially all aspects of their economies. This situation is commonly referred to as the 1997 Asian Financial Crisis. In addition, the industry where the company is involved is a venture whose operational fluctuation is usually higher than other ordinary industries. In response to the economic fluctuation, the Korean government and the private sector began implementing structural reforms to historical business practices. The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results may differ materially from management's current assessment.

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

2.    Summary of Significant Accounting Policies

The accounting policies of the company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

    a)    Basis of Financial Statement Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

    b)    Unit of Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

    c)    Revenue Recognition

The Company recognizes revenues upon delivery of merchandise sold, and on a percentage of completion basis for services rendered for software development and set-up, which is based on the ratio of actual costs incurred against the estimated costs to complete the service.

    d)    Cash and Cash Equivalents

Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents includes securities and short-term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date, are also included as cash equivalents.

    e)    Investment

Investments in saleable securities are carried at cost. Temporary fluctuation in value is reported in a separate component of shareholders equity. A decline in value due to non temporary impairment is charged to current operations.

    f)    Capital Assets

Capital assets are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the declining balance method at an annual rate of 45.1%.

    g)    Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

2.    Summary of Significant Accounting Policies (cont'd)

    h)    Accounting for Foreign Currency Transactions and Translation

The Company's functional currency is the Korean Won. Transactions in foreign currencies are recorded in the Korean Won based on the prevailing rates of exchange on the transaction date. Monetary accounts with balances denominated in foreign currencies are recorded and reported in the accompanying financial statements at the exchange rates prevailing at the balance sheet date and the resulting translation gains and losses are charged to Accumulated Other Comprehensive income in stockholders' equity.

    i)    Income Tax

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    j)    Earnings or Loss per Share

The Company adopted FAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

3.    Capital Assets

Capital assets are comprised as follows:

	Cost	2002 Accumulated Amortization	Cost	2001 Accumulated Amortization

Furniture and equipment	$ 146,978	$ 119,861	$ 128,481	$ 82,638
Leasehold improvements	22,982	15,949	20,885	6,530

	169,960	135,810	149,366	89,168

Net carrying amount		$ 34,150		$ 60,198

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

4.    Investment

Investment is comprised as follows:

Company Name	Number of Shares	Ownership Percentage (%)	Acquisition Cost	Carrying Book Value

Mstage Co. Ltd.	4,000	10.0	$ 78,000	NIL

The investment has been written down to nil as it was determined there was no goodwill in the investee company.

5.    Advances from related company

The advances from related company bear interest at 11% per annum and have no specified terms of repayment.

6.    Loans from Shareholders and Directors

Loans from the shareholders and directors as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Loans from Shareholders and Directors
Mun Su Han (President)	$ 532,054	$ 14,706
Whan Sub Lee (Director)	-	(28,500)
Joon Ho Kong	-	(17,100)
Woo Jung Ahn	-	(8,550)

	$ 532,054	$ (39,444)

7.    Loan Payable

The Company received a loan from the Pueblo Trust, a related party, in the amount of $150,000. The loan bears interest at 6.5% per year and is due on July 9, 2004. The Pueblo Trust is the majority shareholder of Ultimate Entertainment, which holds a stock interest in the Company.

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

8.    Capital Stock

Authorized

     150,000,000 common shares, par value $0.001 per share

	2002	2001
Issued
112,803,021 common shares (55,000,000 in 2001)	$ 500,368	$ 483,740

    a)    On July 30, 2002, the Company issued a total of 10,000,000 restricted common shares to finders and consultants representing Travellers International, Inc. in accordance with a Share Exchange Agreement with Witnet Co. Ltd, (Korea) dated May 24, 2002.

    b)    On August 28, 2002, the Company issued 55,000,000 restricted common shares for the acquisition of Witnet Co. Ltd, (Korea) in accordance with a Share Exchange Agreement dated May 24, 2002. The shares were issued to the shareholders of Witnet Co. Ltd, (Korea) in exchange for 100% of Witnet Co. Ltd, (Korea).

    c)    On December 23, 2002, the Company issued a total of 7,000,000 restricted common shares to employees and consultants of the Company. Included in this amount are 3,000,000 shares issued to Mun Su Han (President and CEO, Director) and 2,000,000 shares to Jason Chung (CFO, Director) in respect to their employee agreements and 1,000,000 shares each were issued to JJ Consulting, Inc. and to Cinecorp Ltd. in respect to consulting agreements. These shares were issued at $0.10 per share.

    d)    On December 23, 2002, the Company issued a total of 9,328,000 restricted common shares in exchange for expenses and fees owed by the Company. The shares were issued in lieu of cash payment. These debt settlements were converted at $0.10 per share.

9.    Income Taxes

Corporate income tax rates applicable to the Company in 2002 and 2001 are 16 percent of the first 100 million of taxable income and 28 percent of the excess. Added to this is a resident surtax of 10 percent of the corporate income tax. However, no income tax is payable in 2002 and 2001 due to tax losses. Deferred tax amounts have not been recorded in the financial statements due to uncertainties. Income taxes receivable represents the withholding taxes deducted at source.

10.    Related Party Transactions

During the year, the company entered into the following transactions with a major shareholder and companies related to the shareholder:

Sales of services	210,811
Advances from related parties	742,500

WITNET INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

11.    Contract Settlement Fee

In December 2002, the Company paid a fee of $350,000 to obtain a release from its office leasing obligations. The entire amount of the fee was charged to operations in the current year.

12.    Subsequent Events

    a)    On January 3, 2003, the Company issued 2,850,000 common shares to Stone Canyon Pictures Inc. The shares were issued as replacement shares for certain shares Stone Canyon previously requested cancelled and are issued in accordance with an Asset Purchase Agreement dated July 5, 2000 which is the corporate record date for this issuance. This adjustment will be made once all of those share certificates are surrendered to the transfer agent for cancellation. In the interim, those additional 2,850,000 common shares will remain on the stock registry of the Company and are included in the total amount of shares now issued and outstanding.

    b)    On April 3, 2003, the Company entered into an agreement with Julius Czurgo on the marketing of its products. The Company issued 10,000,000 common shares as payment towards the agreement.

    c)    On April 15, 2003, the Company entered into an agreement with Consumer Direct Link, Inc.("CDL"). In accordance with this agreement, CDL will market "Mobilick", a remote access/control software solution for a term of 24 months at a retail price of $40. CDL will receive 30% of every dollar derived from the retail sale of Mobilick from the CDL/Mobilick E-commerce site.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On May 24, 2002, the Company dismissed Merdlinger, Furchter, Rosen & Corso, P.C. and on June 6, 2002 appointed Solursh Feldman & Partners LLP as its new auditor. The Board of Directors of the Company approved the appointment of SF Partnership, LLP by resolution dated June 6, 2002.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH

                   SECTION  16(a) OF THE EXCHANGE ACT

The table below lists, as of December 31, 2002, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are non-residents and non-citizens of the United States.

Directors and Executive Officers

Name	Title	Age	Date Elected or Appointed
Mun Su Han	Chief Executive Officer, President, Chairman	32	September 15, 2002
Jason Chung	Chief Financial Officer, Director	32	September 15, 2002
Martin Lapedus	Secretary, Director	58	September 15, 2002

Mun Su Hun, Age 32,  Chairman of the Board/CEO/President

Mr. Mun-Su Han has been the President and Chief Executive Officer of the Company since September 15th 2002 was born on July 14, 1970 and resides in Seoul, South Korea. Mr. Han was educated, from March, 1990 to February, 1997 through military service with R.O.K Army from 1992 to 1993). Prior to military service, Mr. Han received a Bachelor of Engineering degree from Seoul National University, with a major in Computer Engineering. Mr. Han has been the President and Chief Executive Officer of Witnet since November, 1999. Previously, Mr. Han had served as Chief Technical Officer and Chief of Research at Starsoft Co. Ltd., a Korean company developing educational web-based training systems (1998 to 1999). From March 1998 to May 1998, Mr. Han was a Team Leader/Manager at Korean Digital Line Co. Ltd. where he designed and developed the web-based XML/EDI system for Korean Telecom. From 1996 to February 1998, Mr. Han was a consultant to Hyundai Information Technology Co. Ltd. of South Korea.

Jason Chung, Age 32, Chief Financial Officer/Director

Mr. Jason Chung has been Chief Financial Officer and a Director of the Company since September 15th 2002 attended the University of Toronto, graduating with a Bachelor of Commerce degree in 1993. He began his career with the accounting firm KPMG in 1993 as a staff accountant until 1995. From 1995 to 1997 he worked as an Assistant Finance Manager at Samsung Electronics Canada Inc. He moved to Kraft Canada Inc. in 1997 to work as a Financial Analyst until 1998. In 1998, Mr. Chung joined the accounting firm Goldfarb, Shulman, Patel & Co. LLP and remained with the firm until 2000. Since 2000, Mr. Chung has been self-employed, providing financial consulting and advisory services to his clients including Daewoo Electronics Canada Inc., where Mr. Chung acted as an interim Accounting Manager. Mr. Chung holds a Chartered Accountant designation from Canada and a Certified Public Accountant designation from the US.

Martin Lapedus, Age 58, Secretary/Director

Martin Lapedus has been the Company's Secretary since September 15, 2002 and prior to that was Chief Financial Officer, secretary, and a Director since November 1, 1999. Mr. Lapedus is a chartered accountant in Ontario, Canada, and has been self employed since graduating with a degree in accounting from Queens University, of Ontario, Canada, in 1967.

Involvement in Certain Legal Proceedings

None of the Officers or Directors are involved in any lawsuits.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the fiscal year ended December 31, 2002, to the Company's Chief Executive Officer and each of the Company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2002, and however bonuses were awarded in the form of stock in December 2002.  The bonuses were awarded to Mun Su Han and Jason Chung in connection with the execution of employment agreements for a minimum three year commitment to the Company.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Mun Su Han, President/CEO/Chairman	2000	0	0	0	0	0
	2001	0	0	0	0	0
	2002	0	0	0	3,000,000 shares	0		6,567,174 shares

Martin Lapedus, Secretary/Chairman	2000	0	0	0	0	480,000
	2001	15,000	0	0	0	0
	2002	0	0	0	0	0

Jason Chung, CFO/Director	2000	0	0	0	0	0
	2001	0	0	0	0	0
	2002	0	0	0	2,000,000 shares	0

Paul Walters, former Director	2000	0	0	0	0	480,000
	2001	0	0	0	50,000 shares	0
	2002	0	0	0	0	0

Marvin Sazant, former director	2000	0	0	0	0	480,000
	2001	0	0	0	50,000 shares	0
	2002	0	0	0	0	0

Damien Lee, former CEO/President/Chairman	2000	0	0	0	0	480,000		10,000,000 shares
	2001	0	0	0	0	0
	2002	0	0	0	0	0

John Cox, former Director	2000	0	0	0	385,000 shares	480,000
	2001	0	0	0	0	0
	2002	0	0	0	0	0

On August 1, 2000, the Company granted each director options to purchase 480,000 shares of the Company's common stock at the price of $0.50 per share. These shares expired on August 1, 2001.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of December 31, 2002, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant. The control group, including the director holds 60,430,000 shares (53.478% of the total issued and outstanding shares)

Control Group Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common	Bum Joon Lee	86,410	0.076%
Common	Bum Soo Seung	86,410	0.076%
Common	Bum Suk Ko	432,050	0.382%
Common	Dong Ik Lee	86,410	0.076%
Common	Eun Seug Choi	345,640	0.306%
Common	Hea Young Lee	86,410	0.076%
Common	Ho Sun Park	432,050	0.382%
Common	Hoe Sun Bang	216,025	0.191%
Common	Hong Suk Kim	86,410	0.076%
Common	Hwan Sup Lee	432,050	0.382%
Common	Hyo Yeong Jung	2,160,251	1.912%
Common	Hyong Nyol Kim	691,280	0.612%
Common	In Woo Jang	86,410	0.076%
Common	Investment Fund I	1,382,560	1.224%
Common	Investment Fund II	4,147,682	3.671%
Common	Jae Sook Hong	518,460	0.459%
Common	Jason Chung	2,000,000	1.770%
Common	Jea Kyoo Jang	86,410	0.076%
Common	Jo Han Kim	86,410	0.076%
Common	Joo Wook Chun	648,075	0.574%
Common	Jun Ho Gohng	2,108,405	1.866%
Common	Kee Hong Rhee	2,203,456	1.950%
Common	Kwan Joo Kwon	587,588	0.520%
Common	Mi Ok Lee	172,820	0.153%
Common	Mun Hyun Kim	86,410	0.076%
Common	Mun Su Han	9,567,174	8.467%
Common	Myung Ho Oh	907,305	0.803%
Common	Myung Sun Ryu	172,820	0.153%
Common	Nam Chul Choi	1,598,856	1.415%
Common	Nix Co., Ltd.	24,177,533	21.396%
Common	Ok Soon Lee	259,230	0.229%
Common	Seoung Hyun You	432,050	0.382%
Common	Seung Woong Lee	648,075	0.574%
Common	Seung Yen Won	216,025	0.191%
Common	Sun Bong Kim	1,036,920	0.918%
Common	Woo Jeong Ahn	648,075	0.574%
Common	Young Joo Bang	216,025	0.191%
Common	Yun Woo Kim	864,100	0.191%
Common	Martin Lapedus	430,000	0.381%
Total		60,430,000	53.478%

    Note: Based on 112,803,021 shares outstanding as of December 31, 2002.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of December 31, 2002.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Mun Su Han	9,567,174	8.467%
Common	Jason Chung	2,000,000	1.770%
Common	Martin Lapedus	430,000	0.381%
Total		11,997,174	10.617%

(1) Percentage of ownership is based on shares of Common Stock issued and outstanding as of December 31, 2002.

(2) At this time the Company is treating the Company's shareholders who received shares as a result of the Stone Canyon acquisition all of whom together received a total of 55,000,000 shares of the Company's common stock in exchange for Witnet Co., Ltd.'s assets, as being part of the group beneficially owned by the current Control Group.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has received a loan from Pueblo Trust, a related party to New Cinema Partners (Ontario). The loan, in the amount of $150,000, bears interest at the rate of 6.5% per year and was due on July 9, 2002 Pueblo Trust is the majority shareholder of Ultimate Entertainment Ltd, a shareholder of the Company. In connection with the loan, the Company has granted an option to purchase 250,000 common shares at an exercise price of $2.50 per share. The option expired on August 1, 2001.  The loan will be assigned from Pueblo to Chad Management, Inc. in Toronto, Ontario, Canada. The terms currently being negotiated.

The Company received advances of $45,000 from a former director (Tom Conlan)  for working capital purposes and the debt has been converted to equity at $10.00 per share for a total of 450,000 shares of common stock.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

All required exhibits are incorporated herein by reference from the Company's quarterly reports and current reports and any amendments thereto. The following are incorporated by reference:

    Form 10QSB/A filed with Securities and Exchange Commission on March 20, 2003

    Form 8-K/A filed with Securities and Exchange Commission on March 19, 2003

    Form 10QSB filed with Securities and Exchange Commission on November 19, 2002

    Form 8-K filed with Securities and Exchange Commission on November 18, 2002

    Form 10QSB filed with Securities and Exchange Commission on October 23, 2002

    Form 8-K/A filed with Securities and Exchange Commission on September 16, 2002

    DEF 14C filed with Securities and Exchange Commission on August 26, 2002

    Form 10QSB filed with Securities and Exchange Commission on July 22, 2002

    Form 8-K filed with Securities and Exchange Commission on July 11, 2002

    Form 8-K/A filed with Securities and Exchange Commission on June 21, 2002

(c) The index of exhibits

        99.1 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Witnet International,  Inc.

a Nevada corporation

Date: April 17, 2003

By: /s/ Mun Su Han

Mun Su Han, Chairman of the Board/President/CEO

By: /s/ Jason Chung

Jason Chung, Chief Financial Officer/Director

By: /s/ Martin Lapedus

Martin Lapedus, Secretary/Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Mun Su Han, provides the following certification.

     I, Mun Su Han, Chief Executive Officer, President and Chairman of Witnet International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17 , 2003	/s/ Mun Su Han
Mun Su Han, Chief Executive Officer

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Jason Chung provides the following certification.

     I, Jason Chung, Chief Financial Officer and Director of Witnet International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Jason Chung
Jason Chung, CFO

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Martin Lapedus provides the following certification.

     I, Martin Lapedus, Secretary and Director of Witnet International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Martin Lapedus
Martin Lapedus, Secretary