Form 10QSB
period 2003-03-31
WITNET INTERNATIONAL INC
filed 2003-05-23
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________

Commission File Number____________

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

(416) 367-8273

(Issuer's telephone number)

The Company had 112,803,021 shares of common stock as of March 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Part I - Financial Information

WITNET INTERNATIONAL INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONTENTS
Consolidated Balance Sheet	1
Consolidated Statement of Deficit	2
Consolidated Statement of Earnings	3
Consolidated Statement of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 7

WITNET INTERNATIONAL INC.

Consolidated Balance Sheet

March 31, 2003 and 2002

	2003	2002
ASSETS
Current
Cash and Cash Equivalents	$ 72	$ 103,240
Accounts receivable	26,084	91,452
Prepaid Expenses	143,905	39,580
Loans to shareholders and directors	-	20,343
Income taxes receivable	8,255	6,124
	178,316	260,739

Capital Assets	48,384	51,309
Guarantee Deposits	8,491	19,061

	$ 235,191	$ 331,109

LIABILITIES
Current
Accounts payable and accrued expenses	$ 231,102	$ 31,407
Advances from related company	52,388	412,538
Loans from shareholders and directors	522,860	-
	806,350	443,945

Loan Payable	150,000	-
	956,350	443,945

SHAREHOLDERS' DEFICIENCY
Capital Stock (note 3)	500,368	483,740
Paid In Capital	2,832,446	1,556,100
Accumulated Other Comprehensive Income	26,998	54,223
Accumulated Deficit	(4,080,971)	(2,206,899)
	(721,159)	(112,836)

	$ 235,191	$ 331,109

APPROVED ON BEHALF OF THE BOARD

                       "MUN SU HAN"                                                                  "JASON CHUNG"

                            Director                                                                                  Director

WITNET INTERNATIONAL INC.

Consolidated Statement of Deficit

Three Months Ended March 31, 2003 and 2002

	2003	2002

Deficit - beginning of period	$ (4,047,520)	$ (2,051,519)

Net loss	(33,451)	(155,380)

Deficit - end of period	$ (4,080,971)	$ (2,206,899)

WITNET INTERNATIONAL INC.

Consolidated Statement of Earnings

Three Months Ended March 31, 2003 and 2002

	2003	2002
Revenue
Service	$ 95,153	$ 87,487
Other	3,726	11,144
	98,879	98,631

Expenses	132,330	254,011

Net Loss	$ (33,451)	$ (155,380)

Loss Per Share	$ (0.0003)	$ (0.0028)

Weighted Average Number of Shares	112,803,021	55,000,000

WITNET INTERNATIONAL INC.

Consolidated Statement of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net loss	$ (33,451)	$ (155,380)
Adjustment for non-cash items:
Depreciation	5,368	5,069
Foreign currency translation	19,292	31,835
	(8,791)	(118,476)
Change in non-cash working capital
Accounts receivable	80,047	(52,375)
Prepaid expenses	(15,914)	(24,380)
Income taxes receivable	(22)	3,042
Accounts payable and accrued expenses	(148,698)	(38,834)
Advances from related company	119	304,238
	(93,259)	73,215

Cash Flows from Investing Activities
Capital assets	(19,602)	3,820
Loans receivable	(26,953)	-
Loans to shareholders and directors	17,759	19,101
Guarantee Deposits	16,707	3,739
Investment	-	1,819
	(12,089)	28,479

Net (Decrease) Increase in Cash	(105,348)	101,694

Cash - beginning of period	105,420	1,546

Cash - end of period	$ 72	$ 103,240

WITNET INTERNATIONAL INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

Unaudited

1.    Operations and Business

    a)    Operations

On June 28, 2002 the Company entered into a reverse takeover transaction whereby Witnet International, Inc. (formerly New Cinema Partners Inc. ("NCPP")), the legal parent, issued 55,000,000 common shares in return for all outstanding common shares of Witnet Co. Ltd., (the acquirer for accounting purposes). As a result of this transaction, the former shareholders of Witnet Co. Ltd. received approximately 63% ownership of NCPP. After the transaction the company had 96,475,021 common shares issued and outstanding.

    b)    Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended March 31, 2003 and 2002, the Company experienced net losses of $33,451 and $155,380 respectively.

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

6

3.    Capital Stock

Authorized

    150,000,000 common shares, par value $0.001 per share

	2003	2002
Issued
112, 803,021 common shares (55,000,000 in 2002)	$ 500,068	$ 483,740

4.    Subsequent Events

    a)    On April 3, 2003, the Company entered into an agreement with Julius Czurgo on the marketing of its products. The Company issued 10,000,000 common shares as payment towards the agreement.

    b)    On April 15, 2003, the Company entered into an agreement with Consumer Direct Link, Inc.("CDL"). In accordance with this agreement, CDL will market "Mobilick", a remote access/control software solution for a term of 24 months at a retail price of $40. CDL will receive 30% of every dollar derived from the retail sale of Mobilick from the CDL/Mobilick E-commerce site.

7

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations for the quarter ended March 31, 2003

For the quarter ended March 31, 2003, the Company generated net sales of $98,879. The Company's general and administrative costs aggregated approximately $132,330 for the quarter ended March 31, 2003. These expenses represent carry over losses from the Company's re-organization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

Liquidity and Capital Resources.

The Company had a cash balance of $72 at March 31, 2003, as compared to $103,240 for the quarter ended March 31, 2002.   During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and administrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Company's continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps: 1. The Company will endeavor to complete an acquisition in the software development field. 2. The Company will endeavor to complete a private placement to fund future operations should the Company complete an acquisition in the software development field.

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

Item 3.    Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

        None.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITNET INTERNATIONAL, INC.

(Registrant)

Date: May 23, 2003

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

Date:      May 23, 2003

 /s/ Jason Chung

Jason Chung, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Mun Su Han, certify that:

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

Date:      May 23, 2003

 /s/ Mun Su Han

Mun Su Han, President