Form 10QSB
period 2003-06-30
WITNET INTERNATIONAL INC
filed 2003-08-20
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Part I - Financial Information

WITNET INTERNATIONAL INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONTENTS
Consolidated Balance Sheet	1
Consolidated Statement of Deficit	2
Consolidated Statement of Operations	3
Consolidated Statement of Cash Flows	4
Notes to Consolidated Financial Statements	5 - 7

WITNET INTERNATIONAL INC.

Consolidated Balance Sheet

June 30, 2003 and 2002

	2003	2002
ASSETS
Current
Cash and Cash Equivalents	$ 15,653	$ 125,633
Accounts receivable	23,607	105,514
Prepaid Expenses	115,491	-
Income taxes receivable	8,029	8,044
Loans receivable	26,976	26,722
	189,756	265,913

Equipment	40,697	60,726
Investment	-
Guarantee Deposits	8,498	25,038

	$ 238,951	$ 353,666

LIABILITIES
Current
Accounts payable and accrued expenses	$ 217,873	$ 239,599
Advances from related company	52,431	575,468
Loans from shareholders and directors	679,084	15,433
	949,388	830,500

Loan Payable	150,000	150,000
	1,099,388	980,500

SHAREHOLDERS' DEFICIENCY
Capital Stock (note 3)	600,368	483,740
Paid In Capital	3,432,446	1,556,100
Accumulated Other Comprehensive Income	22,718	(354,623)
Accumulated Deficit	(4,915,969)	(2,312,051)
	(860,437)	(626,834)

	$ 238,951	$ 353,666

APPROVED ON BEHALF OF THE BOARD

                       "MUN SU HAN"                                                                  "JASON CHUNG"

                            Director                                                                                  Director

WITNET INTERNATIONAL INC.

Consolidated Statement of Deficit

Three Months Ended June 30, 2003 and 2002

	2003	2002

Deficit - beginning of period	$ (4,080,971)	$ (2,206,899)

Net loss	(834,998)	(105,152)

Deficit - end of period	$ (4,915,969)	$ (2,312,051)

WITNET INTERNATIONAL INC.

Consolidated Statement of Operations

Three Months Ended June 30, 2003 and 2002

	2003	2002
Revenue
Service	$ 34,492	$ 149,650
Other	149	20,458
	34,641	170,108

Expenses	869,639	275260

Net Loss	$ (834,998)	$ (105,152)

Basic Loss Per Share	$ (0.0068)	$ (0.0019)

Weighted Average Number of Shares	112,583,241	55,000,000

WITNET INTERNATIONAL INC.

Consolidated Statement of Cash Flows

Three Months Ended June, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net loss	$ (834,998)	$ (105,152)
Adjustment for non-cash items:
Shares issued for services	700,000	-
Depreciation	4,275	8,273
Foreign currency translation	(4,292)	(408,846)
	(135,015)	(505,725)
Change in non-cash working capital
Accounts receivable	2,477	(14,062)
Prepaid expenses	28,414	39,580
Income taxes receivable	226	(1,920)
Accounts payable and accrued expenses	(13,229)	208,192
Advances from related company	-	162,930
	(117,127)	(111,005)

Cash Flows from Investing Activities
Capital assets	3,412	(17,690)
Loans receivable	-	(26,722)
Loans to shareholders and directors	129,296	35,776
Guarantee Deposits	-	(5,977)
Investment	-	(1,989)
	132,708	(16,602)
Cash Flows from Financing Activities
Loans Payable	-	150,000

Net Increase in Cash	15,581	22,393

Cash - beginning of period	72	103,240

Cash - end of period	$ 15,653	$ 125,633

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

    b)    Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the quarters ended June 30, 2003 and 2002, the Company experienced net losses of $834,998 and $105,152 respectively.

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

    e)    Equipment

Capital assets are stated at cost.  Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is computing using the declining balance method at an annual rate of 45.1%.

    f)    Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

    g)    Accounting for Foreign Currency Transactions and Translation

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

    h)    Income Tax

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

    i)    Earnings or Loss per Share

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

6

3.    Capital Stock

Authorized

    150,000,000 common shares, par value $0.001 per share

	2003	2002
Issued
112,803,021 common shares (55,000,000 in 2002)	$ 600,368	$ 483,740

4.    Subsequent Events

On July 9, 2003, the Company issued 12 million common shares as prepayment to two consultants in exchange for future services to be rendered over the following six months.

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

Results of Operations for the quarter ended June 30, 2003

For the quarter ended June 30, 2003, the Company generated net sales of $36,641. The Company's general and administrative costs aggregated approximately $869,639 for the quarter ended June 30, 2003. These expenses represent carry over losses from the Company's re-organization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

Liquidity and Capital Resources.

The Company had a cash balance of $15,653 at June 30, 2003, as compared to $125,633 for the quarter ended June 30, 2002.   During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and administrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Company's continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps: 1. The Company will endeavor to complete an acquisition in the software development field. 2. The Company will endeavor to complete a private placement to fund future operations should the Company complete an acquisition in the software development field.

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

       99.1 - Certifications of CEO and CFO

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITNET INTERNATIONAL, INC.

(Registrant)

Date: August 19, 2003

/s/ Jason Chung, CFO                                            /s/ Mun Su Han

Jason Chung, CFO                                                 Mun Su Han, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Witnet International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Mun Su Han, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Mun Su Han

           Mun Su Han

           President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Witnet International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Jason Chung, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Jason Chung

          Jason Chung

           Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

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

Date:      August 19, 2003

 /s/ Jason Chung

Jason Chung, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

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

Date:      August 19, 2003

 /s/ Mun Su Han

Mun Su Han, President