Form 10QSB
period 2003-09-30
WITNET INTERNATIONAL INC
filed 2003-11-20
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

(416) 783-5771

(Issuer's telephone number)

The Company had 134,803,021 shares of common stock as of September 30, 2003

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

WITNET INTERNATIONAL INC.

Consolidated Balance Sheet

September 30, 2003 and 2002

	2003	2002
ASSETS
Current
Cash and Cash Equivalents	$ 16,296	$ 251,430
Short term investments	-	113,513
Accounts receivable	16,988	80,489
Inventories	-	137,744
Prepaid expenses and sundry assets	127,283	2,486
Income taxes receivable	8,327	7,929
Loans receivable	-	26,336
	168,894	619,927

Investment securities	-	1,961
Guarantee Deposits	8,813	24,676
Equipment	29,296	52,072
Intangible assets	1,122	21,517

	$ 208,125	$ 720,153

LIABILITIES
Current
Accounts payable	$ 241,152	$ 553,102
Customer deposits	68,846	-
Advances from related company	54,375	587,158
Advances from shareholders and directors	710,648	155,871
Loan payable	150,000	-
	1,225,021	1,296,131

Loan Payable	-	150,000
	1,225,021	1,446,131

SHAREHOLDERS' DEFICIENCY
Capital Stock (note 3)	134,803	96,475
Paid In Capital	4,738,011	1,538,239
Accumulated Other Comprehensive Income	(10,690)	1,514
Accumulated Deficit	(5,879,020)	(2,362,206)
	(1,016,896)	(725,978)

	$ 208,125	$ 720,153

WITNET INTERNATIONAL INC.

Consolidated Statement of Operations

Three Months Ended September 30, 2003 and 2002

	2003	2002
Revenue
Merchandise	$ 416	$ -
Service	-	834,790
	416	834,790

Expenses	$ 930,127	$ 826,400

Operating Loss	(929,711)	8,390

Other
Loan receivable written off	27,011	-
Interest expense	7,270	33,177
Other expenses	1,110	-
Interest income	(2,051)	(8,159)
Other income	-	(882)
	33,340	24,136

Net Loss	$ (963,051)	$ (15,746)

Loss Per Share	$ (0.0071)	$ (0.0002)

Weighted Average Number of Shares	134,803,021	96,475,021

WITNET INTERNATIONAL INC.

Consolidated Statement of Operations

Nine Months Ended September 30, 2003 and 2002

	2003	2002
Revenue
Merchandise	$ 130,061	$ 28,013
Service	-	1,075,516
	130,061	1,103,529

Expenses	$ 1,932,096	$ 1,386,238

Operating Loss	(1,802,035)	(282,709)

Other
Loan receivable written off	27,011	-
Interest expense	7,270	33,177
Other expenses	1,110	507
Interest income	(1,833)	(4,824)
Other income	(4,093)	(882)
	29,465	27,978

Net Loss	$ (1,831,500)	$ (310,687)

Loss Per Share	$ (0.015)	$ (0.003)

Weighted Average Number of Shares	123,469,688	96,475,021

WITNET INTERNATIONAL INC.

Consolidated Statement of Cash Flows

Nine Months Ended September, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net loss	$ (1,831,500)	$ (310,687)
Adjustment for working capital and non-cash items:
Depreciation	14,543	20,089
Accounts receivable	89,143	(41,412)
Inventories	-	(137,744)
Income taxes receivable	(94)	1,237
Prepaid expenses and sundry assets	708	12,714
Loan receivable	-	(26,336)
Accounts payable	(138,648)	302,086
Customer deposits	68,846	-
Guarantee deposits	16,385	(1,876)
Foreign currency translation	(18,396)	(20,874)
	(1,799,013)	(202,803)

Cash Flows from Investing Activities
Short term investments	-	(113,513)
Acquisition of investment securities	-	(142)
Acquisition of equipment	(10,811)	(33,480)
	(10,811)	(147,135)

Cash Flows from Financing Activities
Issuance of common stock	1,540,000	-
Advances from related company	2,106	478,858
Advances from shareholders and directors	178,594	120,964
	1,720,700	599,822

Net (Decrease) Increase in Cash	(89,124)	249,884

Cash - beginning of period	105,420	1,546

Cash - end of period	$ 16,296	$ 251,430

WITNET INTERNATIONAL INC.

Consolidated Statement of Stockholders' Equity

Nine Months Ended September, 2003 and 2002

	Number of Shares	Capital Stock	Paid-in Capital in excess of par value	Accumulated Other Comprehensive Income	Accumulated Deficit

Balance, January 1, 2002	96,475,021	$ 96,475	$ 1,538,239	$ 22,388	$ (2,051,519)
Foreign exchange on translation	-	-	-	(20,874)	-
Net loss	-	-	-	-	(310,687)

Balance, September 30, 2002	96,475,021	$ 96,475	$ 1,538,239	$ 1,514	$ (2,362,206)

Balance, January 1, 2003	112,803,021	$ 112,803	$ 3,220,011	$ 7,706	$ (4,047,520)
Common shares issued for services	22,000,000	22,000	1,518,000	-	-
Foreign exchange on translation	-	-	-	(18,396)	-
Net loss	-	-	-	-	(1,831,500)

Balance, September 30, 2003	134,803,021	$ 134,803	$ 4,738,011	$ (10,690)	$ (5,879,020)

WITNET INTERNATIONAL INC.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Unaudited

1.    Operations and Business

    a)     Operations

On June 28, 2002 the Company entered into a reverse takeover transaction whereby Witnet International, Inc. (formerly New Cinema Partners Inc. ("NCPP"), the legal parent, issued 55,000,000 common shares in return for all outstanding common shares of Witnet Co. Ltd., (the acquirer for accounting purposes). As a result of this transaction, the former shareholders of Witnet Co. Ltd. received approximately 63% ownership of NCPP. After the transaction the company had 96,475,021 common shares issued and outstanding.

    b)     Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative  cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the period ended September 30, 2003 and 2002, the Company experienced net losses of $1,831,500 and $310,687 respectively.

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

          c)     Revenue Recognition

The Company recognizes revenues upon delivery of merchandise sold, and on a percentage of completion basis for services rendered for software development and set‑up, which is based on the ratio of actual costs incurred against the estimated costs to complete the service.

          d)     Cash and Cash Equivalents

Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits.  Cash equivalents includes securities and short‑term money market instruments that can be easily converted into cash.  The investments that mature within three months from the investment date, are also included as cash equivalents.

e)     Equipment

Capital assets are stated at cost.  Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation is computed using the declining balance method at an annual rate of 45.1%.

          f)      Accounting for Foreign Currency Transactions and Translation

The Company's functional currency is the Korean Won.  Transactions in foreign currencies are recorded in the Korean Won based on the prevailing rates of exchange on the transaction date. Realized foreign exchange gains or losses are being charged to income for the period.

Foreign exchange gains and losses resulting from the translation of the financial statements are being charged directly to shareholders' equity as Accumulated Other Comprehensive Income or loss.

2.    Summary of Significant Accounting Policies (cont'd)

          g)     Income Tax

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

3.    Capital Stock

Authorized

    150,000,000 common shares, par value $0.001 per share

	2003	2002
Issued
134,803,021 common shares (96,475,021 in 2002)	$ 134,803	$ -

4.    Subsequent Events

On October 13, 2003 the Company issued 10,300,000 common shares for professional services provided,  consulting agreements and shareholder advances.

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

Development stage activities

The Company has been a development stage enterprise from its inception  February 18, 1999.  As disclosed in Form 8-K reports filed by the Company, the Company has approved  the  acquisition of KSign Co. Ltd., ("KSign")  a private  Korean software company.  In connection  with the acquisition of KSign, the Company anticipates filing a Form 14C  Information  Statement  with the SEC in the near future.  The Form 14C Information Statement will be mailed to all shareholders of the Company.  The Company is now awaiting the audited  financial  statements  of KSign, which are being converted from Korean to US GAAP.

The Company intends to implement the business operations and strategy of KSign, as more fully disclosed in recent Form 8-K filings of the Company.

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

From September 2002 to October 5, 2003, in connection with the acquisition of Witnet, the Company pursued the business of Witnet Co. Ltd. out of its base operations in Seoul, South Korea and marketed its primary wireless internet related products, "Mobilick", "X-Stan" and "X- Soloman" in South Korea and
Japan.  The Company had also commenced marketing of those products in North
America and Europe.

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

Results of Operations for the quarter ended September 30, 2003

For the quarter ended September 30, 2003, the Company generated net sales of $416.  The Company's general and administrative costs aggregated approximately $930,127 for the quarter ended September 30, 2003.  These expenses represent carry over losses from the Company's re-organization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

Liquidity and Capital Resources.

The Company had a cash balance of $16,296 at September 30, 2003, as compared to $251,430 for the quarter ended September 30, 2002.  During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and administrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company.
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

Date: November 19, 2003

/s/ Jason Chung, CFO
/s/ Mun Su Han

Jason Chung, CFO
Mun Su Han, President

CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of
Witnet International, Inc. (the "Company") on Form 10-QSB for the period ending
September 30,
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

           Mun Su Han

           President

CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of
Witnet International, Inc. (the "Company") on Form 10-QSB for the period ending
September 30,
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
November 19, 2003

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
November 19, 2003

 /s/ Mun Su Han

Mun Su Han, President