Form 10KSB
period 2003-12-31
KSIGN INTERNATIONAL INC
filed 2004-04-19
CIK 1116368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

KSIGN INTERNATIONAL, INC.

(name of small business issuer as specified in its charter)

Nevada	000-49656	87-0772357
State of Incorporation	Commission File Number	IRS Employer Identification Number

5650 Yonge Street, Suite 1500, Toronto, Ontario, M2M 4G3, Canada

 (address of principal executive offices)

(416) 226-7268

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

                                                                            YES [X]               NO [ ]

Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ending December 31, 2003 were $3,244,397.

As of December 31, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,264,382 (based on a price of $0.022 per share).

As of December 31, 2003, the Company had approximately 148,381,021 shares of Common Stock issued and outstanding.

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Except where the context otherwise requires, all references in this Registration to the "Registrant" or the "Company" or "KSign" refer to KSign International, Inc., a Nevada corporation and "KSign Co. Ltd." refers to KSign Co. Ltd., a South Korean Corporation.

PART I

Item 1.    Description of Business.

(a) KSign International, Inc. (formerly Witnet Internatnional, Inc.), (the "Company") was formed under the laws of Nevada on February 2, 1998 under the name Valance 9 Development, Inc. to develop and market a world wide web authoring software product. The initial amount of authorized capital was $100,000 consisting of 100,000,000 shares of Common Stock, $0.001 par value. The authorized capital was increased to 150,000,000 shares of Common stock, $0.001 par value in October, 2002. There is only one class of stock - the Company's common stock.

Today, the Company is a software development company. Company's main product line relates to PKI, Public Key Infrastructure, solutions which issue digital certificates to authenticate people with digital signature. The solution uses public key cryptography algorithms, which can replace paper signed documents with digital forms.

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

The Company was de-listed for non-compliance with the OTC Bulletin Board's reporting requirements in May of 1999, and began trading on the pink sheets at that time until the Company became a "Reporting Company" under the 1934 Securities Exchange Act and resumed trading on the OTC Bulletin Board in December, 2000. From August, 1999 to October 2, 2002 the Company's securities have been traded under the trading symbol "NCPP."

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

On August 28th, 2002 the Company issued 55,000,000 restricted common shares for the acquisition of Witnet Co. Ltd (Korea) in accordance with a Share Exchange Agreement dated May 24, 2002. The shares were issued to the shareholders of Witnet Co. Ltd, (Korea) in exchange for 100% of Witnet Co. Ltd. (Korea). The holders of these shares comprise the current control block and they hold together 55,000,000 common shares of the 112,803,021 shares that were outstanding as of December 31, 2002.

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

On April 3, 2003 the Company entered into an agreement with Julius Czurgo on the marketing of its products. The Company issued 10,000,000 common shares as payment towards the agreement

On July 9, 2003 the Company issued 12 million common shares as prepayment to two consultants in exchange for future services to be rendered over the following six months.

On October 13, 2003 the Company issued 8,300,000 restricted common shares in exchange for expenses and consulting fees, 1,500,000 restricted common shares to for payment of a loan owed by the company's subsidiary Witnet Co., Ltd. and 500,000 restricted common shares for legal work performed by an attorney.

On October 20, 2003, Witnet International, Inc. filed an 8-K stating that they agreed to change their name to KSign International, Inc. and to undergo a reverse 10 for 1 split of its common shares.

On December 1, 2003 the Company issued 4,158,000 restricted common shares as payment for expenses and fees owed by the company.

On December 1, 2003 the Company cancelled 880,000 restricted common shares. These shares were initially issued at par value of $880 for services that were never completed.

On December 31, 2003, the Company amended the Articles of Incorporation. The purpose of the Amendment was to change the name of the Company from Witnet International, Inc. to KSign International, Inc. and to effect a 10 for 1 reverse split of the Company's common shares.

On February 25, 2004, Witnet International, Inc. changed its name to KSign International, Inc. and its trading symbol became "KSIG". The reverse split of common shares also went into effect on the same day.

On February 27th, 2004 the Company issued 32,800,000 restricted common shares for the acquisition of KSign Co. Ltd (Korea) in accordance with a Share Exchange Agreement dated September 5, 2003. The shares were issued to the shareholders of KSign Co. Ltd, in exchange for 100% of KSign Co. Ltd. The holders of these shares comprise the current control block and they hold together 32,800,000 common shares of the approximate 47,638,375 shares outstanding as of February 27, 2004.

Note: The company's change of name to KSign International, Inc, 10:1 reverse stock-split and the issuance shares to the shareholders of KSign Co., Ltd. would have happened before the December 31, 2003 fiscal year end were it not for the delays in obtaining approval of a majority of shareholders. For the purposes of the rest of this report, it will be assumed that all the mentioned transactions occurred before the fiscal year end.

(b)    Business of Issuer.

Description of Business

The Company, through the acquisition of KSign Co. Ltd. of South Korea, ("KSign") is a software development company focused on internet security solutions. KSign Co., Ltd. is the Company's main operating subsidiary and following the acquisition of KSign Co. Ltd., the Company has undertaken their business plan.

KSign is a leading provider of Public Key Infrastructure ("PKI") and Wireless Public Key Infrastructure ("WPKI") security solutions located in South Korea. KSign designed, developed and delivered fundamental information security principals enabling developers, governments and enterprises to add strong security to their devices, networks and applications.

Company Overview

KSign Co. Ltd., began operations in November of 1999. KSign is a software development and system integration company. Headed by CEO Ki-Yoong Hong, KSign currently has 46 employees. The main operations of KSign is located at 12F/ Hanmi B/D, 192-19 Nonhyun-dong, Gangnam-ku, Seoul, Korea, 135-010. KSign's internet site can be found at www.ksign.com.

Technology Overview

KSign provides Public Key Infrastructure, PKI and Wireless Public Key Infrastructure, WPKI solutions. These solutions allow the issuance of digital certificates to authenticate users through digital signature using public key cryptography algorithms that replace paper signed documents with digital forms.

In addition, KSign has integrated PKI solutions with other security applications such as server data security, biometrics solutions and system management for wireless environment into one integrated package to handle any entities' information system and data security needs.

Products & Solutions

KSign's main lines of business are as follows:

PKI Solutions (KSignPKI, KSignPKI PRO, KSignRA, KSignCA, KSignTSA, KSignOCSP, KSignDVCS)

PKI (Public Key Infrastructure) provides the fundamental level of security using public key certificates to digitally identify users. Trusted third parties, CA (Certificate Authority) issues these certificates.

KSignPKI allows not only allow users to encrypt their data but the data also contains a digital signature certificate that is unique to the user. This provides a credible level of security on an Internet environment using TCP/IP protocol. This allows on-line service providers the authentication, confidentiality, integrity and non-repudiation on their services provided.

WPKI Solutions (KSignWPKI, KSignWRA, KSignWCA, WirelessE2E)

Recently wireless communication has become vastly common. Mobile devices (Mobile phone, PDA, etc) have developed to provide access to the Internet and allow users the ability retrieve as if they were in a wired environment. Services such as internet banking, on-line stock trading, e-mail, ticket reservation and e-shopping are available to wireless users. The need for security for wireless internet environment has grown to the same level as wired Internet environment.

KSignWPKI is KSignPKI especially tailored for the needs of wireless internet environments.

Security Toolkit (KSignCASE)

KSign's Toolkits fully support certificate verification, and encrypt/decrypt on message and data for between each users and servers.

For KSignPKI Solutions, KSign Toolkits provide certificate verification, and KSignCASE the encrypt/decrypt toolkit will apply and generate public key pairs for generating user certificates. Users can easily issue, revoke and update administration protocol based certificates. Additionally KSignCASE supports data encryption/decryption capabilities that can be used with other KSign Application Solutions.

Businesses Markets

The markets for KSign's products and solution implementation services includes medium and large corporations across all industry segments and as well as governments. Among the various markets available to KSign, KSign intends to focus on industries that are extra security sensitive such as banking and finance as well as government ministries and agencies that handle sensitive and confidential data.

Competitors

KSign competes with other providers of PKI and Security solutions providers in Korea. Management is confident that KSign is competitive in this business because:

- Security methodologies used in its products use the most advanced security techniques available on the market.

- KSign's applications seamlessly integrate security with the applications making it easily implemented and installed onto clients' information system.

- Once implemented, the solutions are easy to manage by the clients' information system managers.

Distribution

KSign sells its products through System Integrators. KSign has formed marketing alliances with various System Integrators in Korea and Japan. These system integrators sells software, hardware and provide consulting services to install and implement the systems for clients.

Intellectual Properties

KSign protects its proprietary core technology in PKI, WPKI, PKI applications and Security toolkit through a combination of trademarks, contractual provisions and patents. The name "KSign" is registered as a trademark as well as various product names. Additionally, contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

Additionally, KSign has submitted the following patents which are currently pending:

Feb 2001                The Integrated Office Program for Security Service

Feb 2001                Electronic Certificate Issuing and Delivery System using ID, Password Authentication Mechanism

Mar 2002                Secure On-line System for Reading and Issuing the Registered Transcript

Mar 2002                A Processing Method and a Computer Program Product Effective CRL

Mar 2002                Batch Converter for Document Security

Mar 2002                Electronic Passport based on PKI Digital Signature Certificate

Jun 2002                 Authorization Key Escrow Service System and Method

Jun 2002                 The Electronic Bankbook

Oct 2002                 Real Time Account Information Control System using on Mobile Device

Oct 2002                 Real Time Credit Card Control System using on Mobile Device

Mar 2003                Control Access System for PKI-enabled security Digital Broadcasting Security

Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to obtain and use information that we regard as proprietary. There can be no assurance that our efforts will provide meaningful protection for our proprietary technology against others who independently develop or otherwise acquire substantially equivalent techniques or gain access to, misappropriate, or disclose our proprietary technology.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company rents approximately 7,100 square feet of space on a month to month basis at $5,000 per month, in which its executive offices are located.

ITEM 3.     LEGAL PROCEEDINGS

There are are no legal proceedings pending as of December 31, 2002 to the knowledge of the Company's management.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

The Company submitted certain matters to a vote of its security holders on November 10, 2003.

The Vote included the acquisition of KSign Co. Ltd. (Korea) the name change of the Company to KSign International, Inc.  The measure was approved by a majority of the shareholders.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Over The Counter Bulletin Board under the symbol "KSIG". These quotations for the fiscal year 2003 and fourth quarter of 2002 reflect trading done by Witnet International, Inc., under the symbol "WTNT". The first three quarters of 2002 reflect trading done by New Cinema Partners, Inc., under the symbol "NCPP". The company underwent a 10 for 1 reverse split of its stock on February 25, 2004. The quotations shown below are on a pre-split basis. The following table sets forth the high and low bid prices as reported by Yahoo Finance for the periods ending December 31, 2003 and 2002. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31st, 2003 there were approximately 456 holders of Common Stock. The Company has paid no dividends in the year ended December 31, 2003.

Stock Trading Activity

Quarter	High	Low
Fourth Quarter 2003	0.05	0.01
Third Quarter 2003	0.10	0.04
Second Quarter 2003	0.15	0.03
First Quarter 20023	0.14	0.04
Fourth Quarter 2002	0.12	0.03
Third Quarter 2002	0.17	0.05
Second Quarter 2002	0.24	0.04
First Quarter 2002	0.09	0.02
Fourth Quarter 2001	0.13	0.016
Third Quarter 2001	0.13	0.03
Second Quarter 2001	0.20	0.05
First Quarter 2001	0.11	0.04

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

Results of Operations

The Company's revenue for the years ended December 31, 2003 and 2002 were $3,244,397 and $4,464,906. The Company's revenues decreased 27% from 2002 to 2003 and the Company's cost of sales for the years ended December 31, 2003 and 2002 were $2,355,547 and $2,965,710, a decrease of 21%. The economy in Korea performed poorly during 2003 causing a general cut back of spending on information system infrastructure and related technologies. This led to the Company experiencing lower sales in 2003 in comparison to 2002. The Company's gross margin was 27.4% in 2003 and 33.6% in 2002. In 2003, the Company's margin on products increased slightly. Due to the difficult economy, competition for service business was strong during the year and resulted in lower margins for the Company's service business.

The Company's selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $2,165,016 and $1,434,793. The expenses increased $730,223 from 2002 to 2003. Part of the increase was a result of the inclusion of the former Witnet's expenses of $493,936 in 2003 but not in 2002. The actual increase in expenses from 2002 to 2003 for KSign was $236,287. During 2003, KSign incurred additional expenses in professional fees, and travel expenses to facilitate the merger of KSign and KSI. As well, the Company increased spending on research and development. Also, bad debts increased due to the soft economic conditions. Increases in these expenses were offset partly by a reduction of advertising expenses due to lower level of advertising activities during 2003.

Company Plan

The Company's Management feels that the revenues for 2003 are not indicative of future revenues. Management believes that its business will increase significantly in the next 12 months. Business in Korea is expected to recover in 2004 due to a constantly recovering Korean economy and the introduction of updated products. Also with new partnerships in Japan and North America, Management hopes to achieve new sales in those new markets.

The Company has formed a strategic relationship with NEC Soft, Ltd of Japan. NEC Soft, Ltd. is a provider of System Integration, System Services, Software Development and Sales of Software Packages and Information Processors. Through this relationship, the Company feels that it will be able to achieve new sales channel in Japan through this Channel.

Also, the Company intends to release new products which provides seamless integration of PKI and WPKI solutions for Database Security, Biometrics and Server Security in 2004. Currently PKI/WPKI and the other applications are sold separately. The Company hopes to provide integrated all-in-one solutions which are easy and economical for the various enterprises to implement and maintain.

Trends

Internet usage has been growing rapidly and this growth is anticipated to continue for the next while. Due to the uncertainties that exist in the world today, security will be a high priority for many companies and governments in Korea and worldwide. With the advent of e-commerce and usage of internet for data exchange, the demand for secure ways to accommodate the data flow will continue to be a priority.

The security industry is dynamic and always progressing. With every advancement in security technology, there is a corresponding advancement in the technology to breach the defenses provided by security solutions. In this environment, the Company's Management feel that the need for solutions provided by he Company will also increase rapidly in the next few years.

Liquidity and Sources of Capital

As of December 31, 2003, the Company had cash and cash equivalents totaling $377,890. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, KSign plans to develop business outside of Korea and with new products that are nearing completion. In order to pursue these plans, management feels that the Company will need additional investment capital. Management has not decided at this time how this money is to be raised. However, Management feels that it will probably be through the issuance of capital stock or convertible debt.

ITEM 7.     FINANCIAL STATEMENTS

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

CONTENTS

Independent Auditors' Report                                                                                                                            1

Consolidated Balance Sheets                                                                                                                             2

Consolidated Statement of Operations                                                                                                             3

Consolidated Statement of Changes in Stockholders' Equity                                                                       4

Consolidated Schedule of Expenses                                                                                                                  5

Consolidated Statement of Cash Flows                                                                                                             6

Notes to Consolidated Financial Statements                                                                                               7-14

INDEPENDENT AUDITORS' REPORT

To the Stockholders of

KSIGN International, Inc.

        We have audited the consolidated balance sheets of KSIGN International, Inc. and subsidiaries (the "Company") as at December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

"SF PARTNERSHIP, LLP"

Toronto, Canada

CHARTERED ACCOUNTANTS

March 15, 2004

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003		2002
ASSETS

Current
Cash and cash equivalents	$ 377,890		$ 590,457
Accounts receivable	3,409,489		3,126,729
Inventory	-		90,404
Prepaid and sundry assets	24,688		11,526
Income taxes recoverable	33,953		-
Advances receivable (note 3)	12,817		18,572
Deferred tax (note 6)	37,718		16,879
	3,869,555		3,854,567

Deposits	180,475		193,200
Equipment (note 4)	352,789		271,478
Investments (note 5)	12,558		39,480
Deferred Tax (note 6)	75,972		50,638

	$4,518,349		$ 4,409,363

LIABILITIES

Current
Accounts payable	$ 1,706,839		$ 1,390,913
Income taxes payable (note 6)	-		36,922
Bank loan (note 7)	837,200		-
Due to related party (note 8)	94,185		-
Loan payable (note 9)	150,000		-
	2,788,224	1,427,835

Accrued Severance Payable	139,164		110,723

	2,927,388		1,538,558

STOCKHOLDERS' EQUITY
Capital Stock	47,638		1,260
Paid in Capital	3,038,261		3,095,559
Accumulated Other Comprehensive Income (Loss)	53,298		65,491
Accumulated Deficit	(1,548,236)		(291,503)

	1,590,961		2,870,805

	$4,518,349		$ 4,409,363

                APPROVED ON BEHALF OF THE BOARD

                                   "KI-YOONG HONG"                                                                                 "HONG-KEE LEE"

                                           Director                                                                                                         Director

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Consolidated Statement of Operations

Years Ended December 31, 2003 and 2002

	2003	2002
Revenue	$ 3,244,397	$ 4,464,906

Cost of Sales	2,355,547	2,965,710

Gross Profit	888,850	1,499,196

Expenses (page 5)	2,165,016	1,434,793

Operating (Loss) Income	(1,276,166)	64,403

Other
Interest income	(20,588)	(34,341)
Interest expense	41,735	-
Other expenses	18,287	15,700
Loss on impairment of investment	26,880	38,880
	66,314	20,239

(Loss) Earnings Before Income Taxes	(1,342,480)	44,164
Current (recovery)	(39,196)	41,901
Deferred	(46,553)	(27,402)
	(85,749)	14,499

Net (Loss) Earnings	$ (1,256,731)	$ 29,665

Fully Diluted (Loss) Earnings per Share	$ (0.036)	$ 0.001

Weighted Average Number of Shares (note 10)	35,104,927	32,800,000

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Consolidated Statement of Stockholders' Equity

Years Ended December 31, 2003 and 2002

	Number of Shares	Capital Stock	Paid in Capital in excess of Par Value	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2002	1,260,375	$ 1,260	$ 3,095,559	$ (206,089)	$ (321,170)	$ 2,569,560
Foreign exchange on translation	-	-	-	271,580	-	271,580
Net Income	-	-	-	-	29,665	29,665

Balance, December 31, 2002	1,260,375	$ 1,260	$ 3,095,559	$ 65,491	$ (291,505)	$ 2,870,805

Balance, January 1, 2003	1,260,375	$ 1,260	$ 3,095,559	$ 65,491	$ (291,505)	$ 2,870,805
Common shares issued on acquisition if Ksign Co., Ltd.	32,800,000	32,800	(646,450)	-	-	(613,650)
Common shares issued for services	10,300,000	10,300	401,700	-	-	412,000
Common shares issued as payment of accounts payable and shareholder loans	4,158,000	4,158	187,452	-	-	191,610
Common s hares cancelled for no consideration	(800,000)	(880)	-	-	-	(880)
Foreign exchange on translation	-	-	-	(12,193)	-	(12,193)
Net Loss	-	-	-	-	(1,256,731)	(1,256,731)

Balance, December 31, 2003	47,638,375	$ 47,638	$ 3,038,261	$ 53,298	$ (1,548,236)	$ 1,590,961

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Consolidated Schedule of Expenses

Years Ended December 31, 2003 and 2002

	2003	2002
Expenses
Salaries and benefits	$ 668,376	$ 616,010
Consulting	442,000	-
Research and development	340,491	289,256
Bad debts	162,200	39,277
Professional fees	118,246	55,974
Entertainment	76,554	47,317
Rent	66,725	66,293
Travel	54,871	29,318
Office and general	38,226	12,373
Advertising	37,664	106,439
Building maintenance	29,141	41,389
Communications	24,252	7,453
Insurance	19,910	13,076
Taxes and dues	15,459	23,870
Vehicle	12,838	14,556
Freight	4,544	6,184
Books and printing	3,749	3,513
Depreciation	49,770	62,495

	$ 2,165,016	$ 1,434,793

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Consolidated Statement of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net (loss) earnings	$ (1,256,731)	$ 29,665
Adjustments for working capital and non-cash items:
Depreciation	49,770	62,495
Write-down of investments	26,880	38,880
Common shares issued for services	412,000	-
Accounts receivable	(235,975)	(2,038,081)
Inventory	90,404	(87,175)
Prepaid and sundry assets	(5,851)	7,983
Advances receivable	5,713	24,057
Deferred tax	(46,553)	(27,401)
Accounts payable	49,816	797,844
Income taxes	(62,949)	24,481
Deposits	20,630	(76,950)
Accrued severance payable	28,906	18,269

	(923,940)	(1,225,933)

Cash Flows from Investing Activities
Acquisition of equipment	(102,890)	(54,227)

Cash Flows from Financing Activities
Deferred government grant	-	(113,400)
Bank loan	840,000	-
Due to related party	(24,472)	-
	815,528	(113,400)

Foreign Exchange on Cash and Cash Equivalents	(1,265)	142,255

Net Decrease in Cash and Cash Equivalents	(212,567)	(1,251,305)

Cash and Cash Equivalents-beginning of year	590,457	1,841,762

Cash and Cash Equivalents-end of year	$ 377,890	$ 590,457

KSIGN INTERNATIONAL, INC.

(FORMERLY WITNET INTERNATIONAL, INC.)

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

1.  Operations and Business

Ksign International, Inc., formerly Witnet International, Inc. ("the Company"), was incorporated in the State of Nevada on February 2, 1998 and on October 2, 2002 changed its name from New Cinema Partners, Inc. to Witnet International, Inc. On September 30, 2003 the Company changed its name to Ksign International, Inc.

On September 30, 2003, the Company entered into a definitive Share Exchange Agreement (the "Agreement") with Ksign Co., Ltd., ("Ksign Korea") a Korean corporation and its shareholders. The Agreement provided for the acquisition by the Company of 100% of the issued and outstanding capital stock of Ksign Korea. In exchange, the shareholders of Ksign Korea received 32,800,000 shares of the Company. As a result, the shareholders of Ksign Korea controlled 69% of the Company. While the Company is the legal parent, as a result of the reverse takeover, Ksign Korea became the parent company for accounting purposes.

Upon completion of the share exchange, the business operations of Ksign Korea constituted virtually all of the business operations of the Company. Ksign Korea provides Public Key Infrastructure ("PKI") based solutions for the advancement of internet security. In addition, it has also developed many applications including; Extranet Access Management, Key Management Infrastructure, PKI-based Conditional Access System, and Secure Web and Application Transaction dealing with the usability and deployment aspects of PKI. The business operations of Ksign Korea are located in Seoul, Korea.

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

b)  Basis of Consolidation

The merger of the Company and Ksign Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Ksign Korea was to acquire the Company as a shell company listed on NASDAQ. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

c)  Unit of Measurement

The US Dollar has been used as the unit of measurement in these financial statements.

d)  Cash and Cash Equivalents

Cash includes currency, cheques issued by others, other currency equivalents, current deposits and passbook deposits. Cash equivalents include securities and short▴term money market instruments that can be easily converted into cash. The investments that mature within three months from the investment date are also included as cash equivalents.

e)  Inventories

Inventories are stated at the lower of cost or net realizable value, determined by deducting selling expenses from selling price.

The cost of inventories is determined by the specific identification method.

f)  Investments

Investments in available-for-sale securities are being recorded in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

g)  Equipment

Equipment is stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight line method over 5 years.

h)  Revenue Recognition

The Company generates revenues from product sales, licensing, customer services and technical support.

Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. On going service and technical support contracts are negotiated separately at an additional fee.

Technology license revenues are recognized in accordance with SAB No. 101 at the time the technology and license is delivered to the customer, collection is probable, the fee is fixed and determinable, a persuasive evidence of an agreement exists, no significant obligation remains under the sale or licensing agreement and no significant customer acceptance requirements exist after delivery of the technology.

Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the period of the related contract.

i)  Currency Translation

The Company's functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

j)  Financial Instruments

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

k)  Income Tax

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

l)  Earnings or Loss per Share

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

m)  Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off▴Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

The Company's provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecasts.

For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. The Company does not have any significant risk with respect to a single client.

n)  Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

3.  Advances Receivable

The advances to employees are non-interest bearing and are due on demand.

4.  Equipment

Equipment is comprised as follows:

	Cost	2003 Accumulated Depreciation	Cost	2002 Accumulated Depreciation

Furniture and fixtures	$ 304,362	$ 206,504	$ 268,914	$ 152,594
Machinery and equipment	106,718	73,212	101,195	45,841
Software	430,948	164,234	250,495	72,285
Government grant	(45,289)	-	(78,406)	-

	$ 796,739	$ 443,950	$ 542,198	$ 270,720

Net carrying amount		$ 352,789		$ 271,478

5.  Investments

The investment is a 5.93% equity interest in an unrelated, non▴public Korean company. The investment has been written down to the net book value of the company as at the year▴end date which approximates the fair value of the company.

6.  Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company are 16.5 percent of the first 100 million Korean Won ($84,000 US) of taxable income and 29.7 percent of the excess.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

The Company has deferred income tax assets as follows:

	2003	2002

Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$ 69,828	$ 67,517
Other timing differences	20,261	-
Loss carry-forwards	1,223,601	-
Valuation allowance for deferred income tax assets	(1,200,000)	-
	$ 113,690	$ 67,517

7.  Bank Loan

The loan is repayable, interest only, at 6.5% per annum calculated monthly. The principal is repayable upon maturity on March 26, 2004. The loan is guaranteed, for up to 85% of the principal balance, by the Korean Technology Credit Guarantee Fund, a government operated fund.

8.  Due From Related Party

The loan, from a minority shareholder, is non▴interest bearing, unsecured and due on demand.

9.  Loan Payable

The loan bears interest at 8.0% per annum and is repayable in two installments in April and July 2004.

10.  Capital Stock

Authorized

150,000,000 common shares, par value $0.001 per share

                                                                                                             2003                    2002

Issued

47,638,375 common shares (1,260,375 in 2002)                            $47,638                $1,260

In September 2003, the Company issued 32,800,000 common shares, in exchange for all the outstanding common shares of Ksign Korea as described in note 1.

In November 2003, the Company issued 10,300,000 common shares for consulting services valued at $412,000 with regard to the reverse takeover transactions as described in note 1.

In December 2003, the Company issued 4,158,000 common shares for payment of accounts payable and shareholder loans valued at $191,610.

In December 2003, the Company cancelled 880,000 common shares for no consideration. These shares were initially issued at par value of $880 for services that were never completed.

In September 2003, the Company authorized a 10 for 1 reverse stock split of its common shares. This split has retroactively been taken into consideration in the consolidated financial statements and the calculation of earnings per share.

11.  Contingent Liabilities and Commitments

The Company is committed to lease obligations for its offices expiring December 2005. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are as follows:

                                2004                    $64,150

                                2005                      58,800

                                                         $ 122,950

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A.   CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC

Filings.   The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Directors and Executive Officers

Name	Title	Age	Date Elected or Appointed
Ki-Yoong Hong	Chief Executive Officer, President, Director	41	December 31, 2003
Seoung-Rag Choi	Vice President, Director	34	December 31, 2003
Hong-Kee Lee	CFO, Secretary, Treasurer and Director	33	December 31, 2003

Dr. Ki-Yoong Hong, Age 41,  Chief Executive Officer/President

Dr. Ki-Yoong Hong graduated from Cheon Nam National University, Korea in 1985 with the degree of Bachelor of Computer Science.  He continued his studies at Chung-Ang University, Korea where he obtained his graduate degree of Masters of Computer Science.  In 1996, Dr. Hong completed his Ph.D. of Computer Engineering at Ajou University, Korea.  During the period 1985 to 2001, Dr. Hong was recognized with many awards for his works including the Chairman of National Intelligence Service (Korea) in 1996, Presidential Prize Winner, Republic of Korea (Korea) in 2000 and Digital eLeader Prize Winner, Digital Times (Korea) in 2001.  Dr. Hong has been the CEO of KSign Co., Ltd. since 2000.  Previously, Dr. Hong had been a director of Korea Information Security Agency from 1995 to 2000.  During that period, Dr. Hong held additional role of being the chairman of 'IT System Security Subcommittee under Committee on Information Security Technology', as well as being invited to a member of committee of many other technology forums or institutes in Korea.  From 1985 to 1995, Dr. Hong had served as a senior researcher at ETRI (Electronics and Telecommunications Research Institute), a famous national research institute in Korea (1985 to 1995).  Due to his great achievements in studies and works of his career, he is regarded as one of the leading technical expert in security technology in Korea.

Seoung-Rag Choi, Age 34, Vice-President

Mr. Seoung-Rag Choi attended Chungnam National University in Korea, where he obtained the degree of Bachelor of Computer Science in 1995, and Master of Computer Science in 2003.  Mr. Choi has been the Chief Technology Officer and Vice President of KSign Co., Ltd. since the inception of the company in 1999.  Prior to serving as CTO of KSign, he had been the Chief of Research Laboratory of JiranSoft, a leading software company in Korea, from 1996 to 1999.  Mr. Choi has extensive experience in providing leadership in Research and Development projects in the field of security technology.  He is a key technical leader of KSign, since he designed and developed most of the company's products and led many of the company's key Research and Development projects.

Hong-Kee Lee, Age 33, Chief Financial Officer, Secretary and Treasurer

Mr. Hong-Kee Lee graduated from Ajou University in Korea with the degree of Bachelor of Computer Science in 1994.  After graduation, Mr. Lee began his career at 'Samsung Advanced Institute of Technology' in Korea from 1994 to 2000 where he eventually became an assistant manager.  In 2000, Mr. Lee transferred to Samsung Data System and was promoted to the position of manager.  During his tenure at the Samsung companies, he was extensively involved in decisions regarding the investment funds in venture companies.  In 2002, he became the Chief Financial Officer of KSign.  Due to financial knowledge of analyzing and managing investments and ability to understand the technical side of the company's business, Mr. Lee plays a key role in management and strategic planning at KSign.

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

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Ki-Yoong Hong, President, CEO, Chairman and Director	2001	0	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Seoung-Rag Choi, Vice-Presidnet, Director	2001	0	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Hong-Kee Lee CFO/Secretary/Treasurer and Director	2001	0	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Mun Su Han, Former President, CEO and Director	2001	0	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	3,000,000 shares	0		6,567,174 shares

Martin Lapedus, Former Secretary, Treasurer and Director	2001	15,000	0	0	0	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Jason Chung, Former CFO and Director	2001	0	0	0	0	480,000
	2002	0	0	0	2,000,000 shares	0
	2003	0	0	0	0	0

Paul Walters, former director	2001	0	0	0	50,000 shares	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

Marvin Sazant, former Director	2001	0	0	0	50,000 shares	0
	2002	0	0	0	0	0
	2003	0	0	0	0	0

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

The table below lists, as of December 31, 2003, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant. The control group, including the director holds 32,800,000 shares (68.85% of the total issued and outstanding shares)

Control Group Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class

Common	Assetpluss Investment Consulting	855,000	1.79%
Common	Bokwang Incubating Venture	950,000	1.99%
Common	Bokwang Venture Fund No. 10	950,000	1.99%
Common	Bong-Kee Lee	1,631,635	3.43%
Common	Bong-Sook Byun	63,365	0.13%
Common	Bong-Soon Kim	95,000	0.20%
Common	Byung-Chul Min	158,365	0.33%
Common	Byung-Sun Min	158,365	0.33%
Common	Chang-Jin Choi	316,635	0.66%
Common	Chi-Young Oh	285,000	0.60%
Common	Chul-Woo You	95,000	0.20%
Common	Chung-Ja We	285,000	0.60%
Common	Dong-Hee Lee	158,365	0.33%
Common	Dong-Heon Lee	158,365	0.33%
Common	Eun-Bae Kim	221,635	0.47%
Common	Eun-Jin Kim	126,635	0.27%
Common	Eun Sung Lee	158,365	0.33%
Common	Geon-Young Lee	95,000	0.20%
Common	Hak-Ju Lee	142,500	0.30%
Common	Han-Kyu Yong	66,500	0.14%
Common	Hee-Jung Uhm	126,635	0.27%
Common	Hee-Un Yeom	190,000	0.40%
Common	Heon-Jeong Park	158,365	0.33%
Common	Hong-Hee Kim	190,000	0.40%
Common	Hong-Kee Lee	33,250	0.07%
Common	Hyun-Bok Choi	357,770	0.75%
Common	Hyun-Gyu Cho	19,000	0.04%
Common	In-Keun Choi	95,000	0.20%
Common	Ja-Dong Koo	348,365	0.73%
Common	Jae-Chul Ryu	513,000	1.08%
Common	Jae-Pil Chung	158,365	0.33%
Common	Jae-Woo Lee	316,635	0.66%
Common	Jae-Young Yoon	69,635	0.15%
Common	Jin-Chul Hwang	408,500	0.86%
Common	Jin-Chul Kim	950,000	1.99%
Common	Jin-Chul Uh	38,000	0.08%
Common	Jin-Hee Yoon	380,000	0.80%
Common	Jin-Soo Lim	104,500	0.22%
Common	Jiran Software Co., Ltd.	2,850,000	5.98%
Common	Jong-Boon Kim	380,000	0.80%
Common	Jong-Hyub Yoon	4,750	0.01%
Common	Joon-Young Kim	47,500	0.10%
Common	Jung-Mi Kim	28,500	0.06%
Common	Jun-Kyo Jang	313,500	0.66%
Common	Jun-Yong Park	316,635	0.66%
Common	Kang-Won Oh	28,500	0.06%
Common	Kee-Sung Hong	114,000	0.24%
Common	Ki-Yoon Hong	6,776,730	14.23%
Common	Ki-Young Lee	636,500	1.34%
Common	Kwang-Do Heo	126,635	0.27%
Common	Kyung-Sook Park	31,635	0.07%
Common	Min-ho Choi	190,000	0.40%
Common	Next Venture Fund of MIC 2000-5	1,900,000	3.99%
Common	Pil-Joong Lee	190,000	0.40%
Common	Samsung Venture Fund No. 5	2,533,365	5.32%
Common	Sang-Im Park	9,500	0.02%
Common	Seok-Jae Chung	95,000	0.20%
Common	Seoung-Rag Choi	1,235,000	2.59%
Common	Seung-Sik Son	28,500	0.06%
Common	Seung-Soo Yang	380,000	0.80%
Common	Soo-Jin Lee	34,865	0.07%
Common	Sook-Young You	72,865	0.15%
Common	Sung-Dong Lim	221,635	0.47%
Common	Sung-Eun Park	19,000	0.04%
Common	Sung-Ho Lee	800,000	1.68%
Common	Sung-Il Lee	142,500	0.30%
Common	Sung-Jin Bang	95,000	0.20%
Common	Sung-Oh Kim	79,135	0.17%
Common	Sung-Yul Uh	95,000	0.20%
Common	Sun-Joo Kim	19,000	0.04%
Common	Won-Bum Kim	237,500	0.50%
Common	Won-Ju Kim	348,365	0.73%
Common	Yong-Hwan Choi	190,000	0.40%
Common	Yung-jun Ko	316,635	0.66%
Common	Yong-Kee Park	316,635	0.66%
Common	Yo-Sik Kim	158,365	0.33%
Common	Young-Hwa Lee	9,500	0.02%
Total		32,800,000	68.85%

    Note: Based on 47,638,375 shares outstanding as of December 31, 2003.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of December 31, 2003.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Ki-Yoong Hong	6,776,730	14.23%
Common	Seoung-Rag Choi	1,235,000	2.59%
Common	Hong-Kee Lee	190,000	0.40%
Total		8,201,730	17.22%

(1) Percentage of ownership is based on shares of Common Stock issued and outstanding as of December 31, 2003.

(2) At this time the Company is treating the Company's shareholders who received shares as a result of the KSign Co. Ltd. acquisition all of whom together received a total of 32,800,000 shares of the Company's common stock in exchange for KSign Co., Ltd.'s assets, as being part of the group beneficially owned by the current Control Group.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

All required exhibits are incorporated herein by reference from the Company's quarterly reports and current reports and any amendments thereto. The following are incorporated by reference:

    Form DEF 14C filed with Securities and Exchange Commission on December 30, 2003

    Form 10QSB filed with Securities and Exchange Commission on November 20, 2003

    Form 8-K filed with Securities and Exchange Commission on October 20, 2003

    Form 10QSB filed with Securities and Exchange Commission on August 20, 2003

   Form 10QSB filed with Securities and Exchange Commission on May 23, 2003

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

    DEF 14C filed with Securities and Exchange Commission on August 26, 2002

    Form 10QSB filed with Securities and Exchange Commission on July 22, 2002

    Form 8-K filed with Securities and Exchange Commission on July 11, 2002

    Form 8-K/A filed with Securities and Exchange Commission on June 21, 2002

(c) The index of exhibits

        31.1                                               Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2                                               Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1                                               Section 1350 Certification by Chief Executive Officer

        32.2                                               Section 1350 Certification by Chief Executive Officer

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

KSign International,  Inc.

a Nevada corporation

Date: April 19, 2004

By: /s/ Ki-Yoong Hong

Ki-Yoong Hong, President/CEO

By: /s/ Hong-Kee Lee

Hong-Kee Lee, Chief Financial Officer/Secretary/Treasurer/Director

By: /s/ Seoung-Rag Choi

Seoung-Rag Choi, Vice-President/Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ki-Yoong Hong, President, CEO and Director of KSign International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of KSign International, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to KSign International, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in KSign International, Inc.'s internal control over financial reporting that occurred during KSign's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, KSign's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 19, 2004	/s/ Ki-Yoong Hong
Ki-Yoong Hong, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Hong Kee-Lee, Secretary/Treasurer, Chief Financial Officer, and Director of KSign International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of KSign International, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to KSign International, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in KSign International, Inc.'s internal control over financial reporting that occurred during KSign's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, KSign's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 19, 2004	/s/ Hong-Kee Lee
Hong-Kee Lee, Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of KSign International, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ki-Yoong Hong, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ki-Yoong Hong

Ki-Yoong Hong

President, CEO and Director

April 19, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of KSign International, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hong-Kee Lee, Secretary/Treasurer, Chief Financial Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Hong-Kee Lee

Hong-Kee Lee

Secretary/Treasurer, Chief Financial Officer, Director

April 19, 2004