Form 10QSB
period 2004-03-31
KSIGN INTERNATIONAL INC
filed 2004-06-01
CIK 1116368

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                          Commission File No 000-49656

                            KSIGN INTERNATIONAL INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              87-0772357
           ------                                              ----------
(State or other jurisdiction                           (IRS Employer ID Number)
of incorporation or organization)

         5650 Yonge Street, Suite 1500, Toronto, Ontario M2M 4G3 Canada
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (416)-226-7268
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                           Yes  X                 No


     As of March 31, 2004, the Issuer had 47,696,375 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operation

In accordance with a Share Exchange Agreement dated September 5, 2003, the Registrant entered into a reverse-takeover transaction with KSign Co., Ltd. (KSign), whereby all the issued and outstanding shares of KSign were exchanged for 32,800,000 shares of restricted stock of the Registrant. As result of the transaction, the shareholders of KSign own 69% of the issued and outstanding stock of the Registrant. Accordingly, while the registrant is the legal parent, KSign became the parent company for accounting purposes.

The registrant's sales revenue for the quarter ended March 31, 2004 was $258,671, compared to $460,662 for the comparable period ended March 31, 2003. The reduction in revenue was due to the slow Korean economy. The effects of lower revenues were mitigated somewhat by higher gross margin during 2004. The operating loss for the quarter ended March 31, 2004 was ($458,001), compared to ($393,116) for the quarter ended March 31, 2003. The loss increase was due mostly to additional expenses incurred to complete the merger between the Registrant and KSign.


Overview

The Registrant, through its operating subsidiary KSign Co. Ltd. of South Korea, ("KSign") is a software development company focused on internet security solutions. KSign is a leading provider of Public Key Infrastructure ("PKI") and Wireless Public Key Infrastructure ("WPKI") security solutions located in South Korea. KSign designed, developed and delivered fundamental information security principals enabling developers, governments and enterprises to add strong security to their devices, networks and applications.

KSign Co. Ltd., began operations in November of 1999. Headed by CEO Ki-Yoong Hong, KSign currently has 46 employees. The main operations of KSign is located at 12F/ Hanmi B/D, 192-19 Nonhyun-dong, Gangnam-ku, Seoul, Korea, 135-010. KSign's internet site can be found at www.ksign.com.

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

The security industry is dynamic and always progressing. With every advancement in security technology, there is a corresponding advancement in the technology to breach the defences provided by security solutions. In this environment, the Company's Management feel that the need for solutions provided by he Company will also increase rapidly in the next few years.

Liquidity and Sources of Capital

As of March 31, 2004, the Company had cash and cash equivalents totalling $358,283. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, KSign plans to develop business outside of Korea and with new products that are nearing completion. In order to pursue these plans, management feels that the Company will need additional investment capital. Management has not decided at this time how this money is to be raised. However, Management feels that it will probably be through the issuance of capital stock or convertible debt.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                            KSIGN INTERNATIONAL, INC.
                      (FORMERLY WITNET INTERNATIONAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 2004 AND 2003






                                    CONTENTS

Consolidated Balance Sheets                                             1

Consolidated Statement of Operations                                    2

Consolidated Statement of Changes in Stockholders' Equity               3

Consolidated Schedule of Expenses                                       4

Consolidated Statement of Cash Flows                                    5

Notes to Consolidated Financial Statements                         6 - 13



KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Balance Sheets
March 31, 2004 and 2003
                                                                      2004                      2003

                                                ASSETS
Current
    Cash and cash equivalents                                     $   358,283               $ 1,306,278
    Accounts receivable                                             2,019,437                 1,517,440
    Inventory                                                            --                      18,352
    Prepaid and sundry assets                                          56,033                    39,972
    Income taxes recoverable                                           35,154                      --
    Advances receivable (note 3)                                       13,270                     5,912
    Deferred tax (note 6)                                              39,051                    16,033
                                                                  -------------------------------------

                                                                    2,521,228                 2,903,987
Deposits                                                              184,975                   183,517
Equipment (note 4)                                                    330,263                   395,430
Investments (note 5)                                                   13,002                    37,501
Deferred Tax (note 6)                                                 154,658                   110,100
                                                                  -------------------------------------


                                                                  $ 3,204,126               $ 3,630,535
                                                                  =====================================


                                              LIABILITIES
Current
    Accounts payable                                              $   723,666               $   310,380
    Bank loan (note 7)                                                866,800                   797,900
    Due to related party (note 8)                                      97,515                      --
    Loan payable (note 9)                                             150,000                      --
                                                                  -------------------------------------

                                                                    1,837,981                 1,108,280
Accrued Severance Payable                                              98,768                   102,513
                                                                  -------------------------------------


                                                                    1,936,749                 1,210,793
                                                                  -------------------------------------


                                          STOCKHOLDERS' EQUITY
Capital Stock (note 10)                                                47,696                     1,260
Paid in Capital                                                     3,049,803                 3,095,559
Accumulated Other Comprehensive Income                                117,108                   (58,912)
Accumulated Deficit                                                (1,947,230)                 (618,165)
                                                                  -------------------------------------

                                                                    1,267,377                 2,419,742
                                                                  -------------------------------------


                                                                  $ 3,204,126               $ 3,630,535
                                                                  =====================================

                  "KI-YOONG HONG"                                       "HONG-KEE LEE"

                                Director                                                      Director




KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Quarters Ended March 31, 2004 and 2003





                                                        2004                       2003

Revenue                                           $    258,671                $    460,662

Cost of Sales                                          219,629                     467,494
                                                  ----------------------------------------


Gross Profit                                            39,042                      (6,832)

Expenses (page 4)                                      497,043                     386,284
                                                  ----------------------------------------


Operating Loss                                        (458,001)                   (393,116)
                                                  ----------------------------------------

Other
    Interest income                                        (75)                     (9,108)
    Interest expense                                    14,112                       4,787
    Other expenses                                       2,956                        (135)
                                                  ----------------------------------------

                                                        16,993                      (4,456)
                                                  ----------------------------------------

Loss Before Income Taxes                              (474,994)                   (388,660)

    Deferred income taxes                              (76,000)                    (62,000)
                                                  ----------------------------------------

Net Loss                                          $   (398,994)               $    (326,660)
                                                  =========================================

Fully Diluted Loss per Share                      $     (0.008)               $     (0.010)
                                                  ========================================

Weighted Average Number of Shares (note 10)         47,657,708                  32,800,000
                                                  ========================================




KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
Quarters Ended March 31, 2004 and 2003






                                                                                      Paid in                  Accumulated
                                                                  Capital in            Other                        Total
                                        Number of    Capital       excess of    Comprehensive   Accumulated   Stockholders'
                                           Shares      Stock       Par Value           Income       Deficit         Equity
--------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2003                1,260,375   $     1,260   $ 3,095,559   $    65,491    $  (291,505)   $ 2,870,805
Foreign exchange on translation              --            --            --        (124,403)          --         (124,403)
Net Income                                   --            --            --            --         (326,660)      (326,660)
                                       ----------------------------------------------------------------------------------

Balance, March 31, 2003                 1,260,375   $     1,260   $ 3,095,559   $   (58,912)   $  (618,165)   $ 2,419,742
                                       ==================================================================================

Balance, January 1, 2004               47,638,375   $    47,638   $ 3,038,261   $    53,298    $(1,548,236)   $ 1,590,961
Common shares issued for services          58,000            58        11,542          --             --           11,600
Foreign exchange on translation              --            --            --          63,810           --           63,810
Net Loss                                     --            --            --            --         (398,994)      (398,994)
                                       ----------------------------------------------------------------------------------

Balance, March 31, 2004                47,696,375   $    47,696   $ 3,049,803   $   117,108    $(1,947,230)   $ 1,267,377
                                       ==================================================================================





KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Quarters Ended March 31, 2004 and 2003


                                                         2004             2003

Expenses
    Salaries and benefits                              $212,504         $157,558
    Research and development                             89,603           80,057
    Professional fees                                    86,729           18,023
    Entertainment                                        22,658           17,076
    Taxes and dues                                       13,067           16,745
    Travel                                               11,904           11,943
    Consulting                                           11,600             --
    Rent                                                  8,757           16,864
    Communications                                        8,653            6,053
    Vehicle                                               6,930            3,293
    Advertising                                           4,113           25,922
    Office and general                                    3,757           10,964
    Building maintenance                                  1,618             --
    Insurance                                               870            8,281
    Books and printing                                      742            1,313
    Repairs and maintenance                                 470             --
    Freight                                                 261              304
    Training                                               --                 76
    Depreciation                                         12,807           11,812
                                                       -------------------------


                                                       $497,043         $386,284
                                                       =========================




KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Cash Flows
Quarters Ended March 31, 2004 and 2003



                                                                        2004                     2003

Cash Flows from Operating Activities
    Net loss                                                       $  (398,994)             $  (326,660)
    Adjustments for working capital and non-cash items:
      Depreciation                                                      39,467                   11,812
      Common shares issued for services                                 11,600                     --
      Accounts receivable                                            1,498,747                1,529,223
      Inventory                                                           --                     71,084
      Prepaid and sundry assets                                        (30,233)                 (30,556)
      Deferred tax                                                     (76,000)                 (62,000)
      Accounts payable                                              (1,029,457)              (1,064,157)
      Income taxes                                                        --                    (36,922)
      Deposits                                                           1,866                     --
      Accrued severance payable                                        (44,960)                  (2,801)
                                                                   ------------------------------------

                                                                       (27,964)                  89,023
                                                                   ------------------------------------

Cash Flows from Investing Activities
    Acquisition of equipment                                            (4,744)                (156,626)
                                                                   ------------------------------------

Cash Flows from Financing Activities
    Bank loan                                                             --                    840,000
    Advances receivable                                                   --                     12,348
                                                                   ------------------------------------

                                                                          --                    852,348
                                                                   ------------------------------------

Foreign Exchange on Cash and Cash Equivalents                           13,101                  (68,924)
                                                                   ------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                   (19,607)                 715,821

Cash and Cash Equivalents - beginning of period                        377,890                  590,457
                                                                   ------------------------------------

Cash and Cash Equivalents - end of period                          $   358,283              $ 1,306,278
                                                                   ====================================


                                                       -5-

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2. Summary of Significant Accounting Policies (cont'd)

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

     f)   Investments

          Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     g)   Equipment

          Equipment is stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight line method over 5 years.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)

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

          Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the period.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)

     m)   Concentration of Credit Risk

          SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and cash equivalents with major Korean financial institutions.

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003




4.    Equipment

      Equipment is comprised as follows:
                                                                 2004                                     2003
                                                          Accumulated                              Accumulated
                                             Cost        Depreciation                Cost         Depreciation
--------------------------------------------------------------------------------------------------------------

      Furniture and fixtures           $ 321,776            $ 225,825           $ 256,270            $ 157,912
      Machinery and equipment            110,491               79,713             101,708               50,101
      Software                           446,184              200,404             402,740               90,628
      Government grant                   (42,246)                --               (66,647)                --
                                       -----------------------------------------------------------------------

                                       $ 836,205            $ 505,942           $ 694,071            $ 298,641
                                       -----------------------------------------------------------------------


      Net carrying amount                                   $ 330,263                                $ 395,430
                                                            ---------                                ---------

5.   Investments

     The investment is a 5.93% equity interest in an unrelated, non-public Korean company. The investment has been written down to the net book value of the company as at the period-end date which approximates the fair value of the company.


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


6.   Income Taxes (cont'd)

     The Company has deferred income tax assets as follows:

                                                          2004          2003

Deferred income tax assets
       Research and development expenses
       amortized over 5 years for tax  purposes       $    81,296    $    72,133
  Other timing differences                                 20,977           --
  Loss carry-forwards                                   1,291,436         54,000
  Valuation allowance for deferred income
  tax assets                                           (1,200,000)          --
                                                      --------------------------




                                                      $   193,709    $   126,133
                                                      ==========================


7.   Bank Loan

     The loan is repayable, interest only, at 6.5% per annum calculated monthly. The principal is repayable upon maturity on March 26, 2005. The loan is guaranteed, for up to 85% of the principal balance, by the Korean Technology Credit Guarantee Fund, a government operated fund.


8.   Due From Related Party

     The loan, from a minority shareholder, is non-interest bearing, unsecured and due on demand.


9.   Loan Payable

     The loan bears interest at 8.0% per annum and is repayable in two installments in April and July 2004.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
March 31, 2004 and 2003


10.   Capital Stock

        Authorized
           150,000,000 common shares,
           par value $0.001 per share
                                                             2004         2003

        Issued
           47,696,375 common shares
           (1,260,375 in 2003)                            $  47,696     $ 1,260
--------------------------------------------------------------------------------


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

     In March 2004, the Company issued 58,000 common shares for consulting services valued at $11,600.

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


11.  Contingent Liabilities and Commitments

     The Company is committed to lease obligations for its offices expiring December 2005. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are as follows:

                 2005                                      $   64,150
                 2006                                          48,114
                                                           ----------

                                                           $  112,264
                                                           ----------

                                      PART II

Item 6.  Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
----------     --------------------------------------------------------------
31.1           Certification by Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certificate by Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
32.1           Certification by Chief Executive Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification by Chief Financial Officer pursuant to
                 Section 906  of the Sarbanes-Oxely Act of 2002


          (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 27, 2004              KSIGN INTERNATIONAL, INC.

                                   /s/  Ki-Yoong Hong
                                   --------------------------------------------
                                        Ki-Yoong Hong, CEO/President



                                   /s/ Hong-Kee Lee
                                   --------------------------------------------
                                       Hong-Kee Lee, CFO, Secretary, Treasurer