Form 10QSB
period 2004-06-30
KSIGN INTERNATIONAL INC
filed 2004-08-23
CIK 1116368

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2004

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

                                Nevada 87-0772357
                               -------- ----------
              (State or other jurisdiction (IRS Employer ID Number)
                        of incorporation or organization)


   12th floor, Hanmi Bldg. 192-19 Nonhun-Dong, Kangwam-Gu Seoul Korea 135-010
               --------------------------------------------------
                    (Address of principal executive offices)

                               011-82(2) 546-1668
                            -------------------------
                           (Issuer's Telephone Number)

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


     As of June 30, 2004, the Issuer had 47,696.375 shares of Common Stock, par value $.001 per share, issued and outstanding.


Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Microsoft Word 10.0.3416;



















                            KSIGN INTERNATIONAL, INC.
                      (FORMERLY WITNET INTERNATIONAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      QUARTERS ENDED JUNE 30, 2004 AND 2003






                                    CONTENTS

Consolidated Balance Sheets                                                                                       1

Consolidated Statement of Operations                                                                            2-3

Consolidated Statement of Changes in Stockholders' Equity                                                         4

Consolidated Schedule of Expenses                                                                               5-6

Consolidated Statement of Cash Flows                                                                              7

Notes to Consolidated Financial Statements                                                                     8-15

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Balance Sheets
June 30, 2004 and 2003
                                                                                            2004              2003

                                     ASSETS
Current
    Cash and cash equivalents                                                    $        133,785    $     988,782
    Accounts receivable                                                                 1,511,334        1,544,906
    Inventory                                                                            -                  62,373
    Prepaid and sundry assets                                                              40,393           14,028
    Advances receivable (note 3)                                                            9,040           14,605
    Deferred tax (note 6)                                                                  39,128           16,857
------------------------------------------------------------------------------------------------------------------

                                                                                        1,733,680        2,641,551
Deposits                                                                                  185,486          192,947
Equipment (note 4)                                                                        289,520          380,356
Investments (note 5)                                                                       13,028           39,428
Deferred Tax (note 6)                                                                     221,812          170,571
------------------------------------------------------------------------------------------------------------------


                                                                                 $      2,443,526   $    3,424,853
------------------------------------------------------------------------------------------------------------------


                                   LIABILITIES
Current
    Accounts payable
       $                                                     467,508
       $319,589
    Income taxes payable                                                                    5,303         -
    Bank loan (note 7)                                                                    868,500          838,900
    Due to related party (note 8)                                                          97,706         -
    Loan payable (note 9)                                                                 150,000         -
------------------------------------------------------------------------------------------------------------------

                                                                                        1,589,017        1,158,489
Accrued Severance Payable                                                                  82,966           75,780
------------------------------------------------------------------------------------------------------------------


                                                                                        1,671,983        1,234,269
------------------------------------------------------------------------------------------------------------------


                              STOCKHOLDERS' EQUITY
Capital Stock (note 10)                                                                    47,696            1,260
Paid in Capital                                                                         3,049,803        3,095,559
Accumulated Other Comprehensive Income                                                    114,564           53,282
Accumulated Deficit                                                                   (2,440,520)        (959,517)
------------------------------------------------------------------------------------------------------------------

                                                                                          771,543        2,190,584
------------------------------------------------------------------------------------------------------------------


                                                                                 $      2,443,526  $     3,424,853
------------------------------------------------------------------------------------------------------------------

APPROVED ON BEHALF OF THE BOARD

                  "KI-YOONG HONG"                                       "HONG-KEE LEE"

                                Director                                                      Director

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Six Months Ended June 30, 2004 and 2003





                                                                                            2004              2003

Revenue                                                                          $        300,251  $       539,045

Cost of Sales                                                                             404,721          624,369
------------------------------------------------------------------------------------------------------------------


Gross Profit                                                                            (104,470)         (85,324)

Expenses (page 5)                                                                         893,759          694,117
------------------------------------------------------------------------------------------------------------------


Operating Loss                                                                          (998,229)        (779,441)
------------------------------------------------------------------------------------------------------------------


Other
    Interest income                                                                         (120)          (9,457)
    Interest expense                                                                       35,084           18,180
    Other expenses                                                                          2,091            (152)
------------------------------------------------------------------------------------------------------------------


                                                                                           37,055            8,571
------------------------------------------------------------------------------------------------------------------


Loss Before Income Taxes                                                              (1,035,284)        (788,012)

    Deferred income taxes                                                               (143,000)        (120,000)
------------------------------------------------------------------------------------------------------------------


Net Loss
    $
    (892,284)
    $(668,012)
------------------------------------------------------------------------------------------------------------------


Fully Diluted Loss per Share
    $
    (0.019)
    $(0.020)
------------------------------------------------------------------------------------------------------------------


Weighted Average Number of Shares (note 10)                                            47,677,042       32,800,000
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Quarters Ended June 30, 2004 and 2003





                                                                                            2004              2003

Revenue                                                                          $         41,580  $        78,383

Cost of Sales                                                                             185,092          156,875
------------------------------------------------------------------------------------------------------------------


Gross Profit                                                                            (143,512)         (78,492)

Expenses (page 6)                                                                         396,716          307,833
------------------------------------------------------------------------------------------------------------------


Operating Loss                                                                          (540,228)        (386,325)
------------------------------------------------------------------------------------------------------------------


Other
    Interest income                                                                          (45)            (349)
    Interest expense                                                                       20,972           13,393
    Other expenses                                                                          (865)             (17)
------------------------------------------------------------------------------------------------------------------


                                                                                           20,062           13,027
------------------------------------------------------------------------------------------------------------------


Loss Before Income Taxes                                                                (560,290)        (399,352)

    Deferred income taxes                                                                (67,000)         (58,000)
------------------------------------------------------------------------------------------------------------------


Net Loss
    $
    (493,290)
    $(341,352)
------------------------------------------------------------------------------------------------------------------


Fully Diluted Loss per Share
    $
    (0.010)
    $(0.010)
------------------------------------------------------------------------------------------------------------------


Weighted Average Number of Shares (note 10)                                            47,696,375       32,800,000
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2004 and 2003






                                                          Paid in       Accumulated
                                                       Capital in             Other                         Total
                               Number of    Capital     excess of     Comprehensive     Accumulated  Stockholders'
                                  Shares      Stock     Par Value            Income         Deficit        Equity
------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2003        1,260,375  $  1,260  $   3,095,559    $  65,491  $(291,505)  $2,870,805
Foreign exchange on
  translation                     -           -            -              (12,209)          -             (12,209)
Net Income                        -           -            -               -              (668,012)      (668,012)
------------------------------------------------------------------------------------------------------------------


Balance, June 30, 2003          1,260,375  $  1,260
  $                         3,095,559    $
  53,282
  $(959,517)
  $2,190,584
------------------------------------------------------------------------------------------------------------------



Balance, January 1, 2004       47,638,375  $  47,638  $3,038,261  $53,298  $(1,548,236)  $1,590,961
Common shares issued for
  services                         58,000        58         11,542         -                -               11,600
Foreign exchange on
  translation                     -           -            -                61,266          -               61,266
Net Loss                          -           -            -               -              (892,284)      (892,284)
------------------------------------------------------------------------------------------------------------------


Balance, June 30, 2004         47,696,375  $ 47,696  $   3,049,803    $  114,564  $(2,440,520)  $771,543
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Quarters Ended June 30, 2004 and 2003





                                                                                            2004              2003

Expenses
    Salaries and benefits                                                        $        170,118       $128,791
    Bad debts                                                                              72,449         -
    Research and development                                                               39,936           78,151
    Professional fees                                                                      18,934            6,000
    Entertainment                                                                          18,624           13,584
    Travel                                                                                 14,503            8,200
    Office and general                                                                     11,065          (3,786)
    Rent                                                                                   10,724           18,047
    Taxes and dues                                                                         10,402           13,497
    Communications                                                                          8,599            5,496
    Vehicle                                                                                 5,108            2,863
    Insurance                                                                               4,173            3,298
    Books and printing                                                                      2,367              608
    Freight                                                                                   112              768
    Repairs and maintenance                                                                    52         -
    Advertising                                                                          -                   4,900
    Training                                                                             -                      80
    Building maintenance                                                                     (90)           15,803
    Depreciation                                                                            9,640           11,533
------------------------------------------------------------------------------------------------------------------


                                                                                 $        396,716  $       307,833
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Six Months Ended June 30, 2004 and 2003





                                                                                            2004              2003

Expenses
    Salaries and benefits                                                        $        382,622       $286,349
    Research and development                                                              129,539          158,208
    Professional fees                                                                     105,663           24,023
    Bad debts                                                                              72,449         -
    Entertainment                                                                          41,282           30,660
    Travel                                                                                 26,407           20,143
    Taxes and dues                                                                         23,469           30,242
    Rent                                                                                   19,481           34,911
    Communications                                                                         17,252           11,549
    Office and general                                                                     13,788            7,178
    Vehicle                                                                                12,038            6,156
    Consulting                                                                             11,600         -
    Insurance                                                                               5,043           11,579
    Advertising                                                                             4,113           30,822
    Books and printing                                                                      3,109            1,921
    Building maintenance                                                                    1,528           15,803
    Training                                                                                1,034              156
    Repairs and maintenance                                                                   522         -
    Freight                                                                                   373            1,072
    Depreciation                                                                           22,447           23,345
------------------------------------------------------------------------------------------------------------------


                                                                                 $        893,759  $       694,117
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003





                                                                                            2004              2003

Cash Flows from Operating Activities
    Net loss                                                                    $       (892,284)       $(668,012)
    Adjustments for working capital and non-cash items:
      Depreciation                                                                         82,798           70,034
      Common shares issued for services                                                    11,600         -
      Accounts receivable                                                               2,005,799        1,560,989
      Inventory                                                                          -                  27,617
      Prepaid and sundry assets                                                          (14,637)          (2,491)
      Deferred tax                                                                      (143,000)        (120,000)
      Accounts payable                                                                (1,284,156)      (1,058,154)
      Income taxes                                                                         40,129         (36,483)
      Deposits                                                                              1,720         -
      Accrued severance payable                                                          (60,799)         (34,429)
------------------------------------------------------------------------------------------------------------------



(252,830) (260,929)
------------------------------------------------------------------------------------------------------------------


Cash Flows from Investing Activities
    Acquisition of equipment                                                              (7,089)        (178,107)
------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
    Bank loan                                                                            -                 830,000
    Advances receivable                                                                     4,214            3,901
------------------------------------------------------------------------------------------------------------------


                                                                                            4,214          833,901
------------------------------------------------------------------------------------------------------------------


Foreign Exchange on Cash and Cash Equivalents                                              11,600            3,460
------------------------------------------------------------------------------------------------------------------


Net (Decrease) Increase in Cash and Cash Equivalents                                    (244,105)          398,325

Cash and Cash Equivalents - beginning of period                                           377,890          590,457
------------------------------------------------------------------------------------------------------------------


Cash and Cash Equivalents - end of period                                        $        133,785  $       988,782
------------------------------------------------------------------------------------------------------------------

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


                                      - 1 -





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


3.    Advances Receivable

      The advances to employees are non-interest bearing and are due on demand.

4.    Equipment

      Equipment is comprised as follows:
                                                                           2004                               2003
                                                                    Accumulated                        Accumulated
                                                         Cost      Depreciation             Cost      Depreciation
------------------------------------------------------------------------------------------------------------------




      Furniture and fixtures                    $      322,902      $238,465             $269,439         $179,659
      Machinery and equipment                          110,708           83,788           106,935           59,570
      Software                                         447,060          231,221           351,244           46,191
      Government grant                                (37,676)         -                 (61,842)         -
------------------------------------------------------------------------------------------------------------------





      $
      842,994
      $553,474
      $665,776
      $285,420
------------------------------------------------------------------------------------------------------------------




      Net carrying amount
      $                                                289,520
      ----------------------------------------------------------
      $                                                380,356
      ----------------------------------------------------------


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

      The Company has deferred income tax assets as follows:

                                                                                            2004              2003

        Deferred income tax assets
               Research and development expenses amortized over
               5 years for tax purposes
               $ 82,438
               $82,428
          Other timing differences                                                         21,019         -
          Loss carry-forwards                                                           1,357,483          105,000
          Valuation allowance for deferred income tax assets                          (1,200,000)         -
------------------------------------------------------------------------------------------------------------------





      $
      260,940
      $187,428
------------------------------------------------------------------------------------------------------------------



7.    Bank Loan

      The loan is repayable, interest only, at 6.5% per annum calculated monthly. The principal is repayable upon maturity on March 26, 2005. The loan is guaranteed, for up to 85% of the principal balance, by the Korean Technology Credit Guarantee Fund, a government operated fund.


8.    Due From Related Party

      The loan from a minority shareholder is non-interest bearing, unsecured and due on demand.


9.    Loan Payable

      The loan bears interest at 8.0% per annum and is repayable in two installments in April and July 2004. No payment was made in April or July, and the Company is in negotiations with the lender to restructure the repayment terms.

10.   Capital Stock

        Authorized
           150,000,000 common shares, par value $0.001 per share
                                                        2004              2003

        Issued
47,696,375 common shares (1,260,375 in 2003)
                        $
                        47,696
                        $1,260
------------------------------------------------------------------------------



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


11.   Contingent Liabilities and Commitments

      The Company is committed to lease obligations for its offices expiring December 2005. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are as follows:

                              2005               $         61,475
                              2006                         29,400
                                                 ----------------

                                                 $         90,875

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

The registrant's sales revenue for the quarter ended June 30, 2004 was $300,251, compared to $539,045 for the comparable period ended June 30, 2003. The reduction in revenue was due to the slow Korean economy. The operating loss for the quarter ended June 30, 2004 was ($998,229), compared to ($779,441) for the quarter ended June 30, 2003. The loss increase was due primarily to the slow Korean economy


Overview

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

Trends
Internet usage has been growing rapidly and this growth is anticipated to continue for the next while. Due to the uncertainties that exist in the world today, security will be a high priority for many companies and governments in Korea and worldwide. With the advent of e-commerce and usage of internet for data exchange, the demand for secure ways to accommodate the data flow will continue to be a priority.
The security industry is dynamic and always progressing. With every advancement in security technology, there is a corresponding advancement in the technology to breach the defences provided by security solutions. In this environment, the Company's Management feel that the need for solutions provided by he Company will also increase rapidly in the next few years. Liquidity and Sources of Capital As of June 30, 2004, the Company had cash and cash equivalents totalling $133,785. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, KSign plans to develop business outside of Korea and with new products that are nearing completion. In order to pursue these plans, management feels that the Company will need additional investment capital. Management has not decided at this time how this money is to be raised. However, Management feels that it will probably be through the issuance of capital stock or convertible debt.
ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                           - 1 -
                                      PART II

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxely Act of 2002



     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.



























                                                                      SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 20, 2004           KSIGN INTERNATIONAL, INC.

                                   /s/  Ki-Yoong Hong
                                   --------------------------------------------
                                        Ki-Yoong Hong, CEO/President



                                   /s/ Hong-Kee Lee
                                   --------------------------------------------
                                       Hong-Kee Lee, CFO, Secretary, Treasurer


























Exhibit 31.1
----------------


CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ki-Yoong Hong, CEO of KSign International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2004.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date oft his quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 20, 2004


/s/ Ki-Yoong Hong
    ----------------------------
    Ki-Yoong Hong, CEO























Exhibit 31.2
----------------

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hong-Kee Lee, CFO of KSign International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2004.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date oft his quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 20, 2004


/s/ Hong-Kee Lee
    ----------------------------
     Hong-Kee Lee, CFO






















Exhibit 32.1
----------------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of KSign International, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I Ki-Yoong Hong, CEO of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of section 12(a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


August 20, 2004


/s/  Ki-Yoong Hong
-----------------------------------------
     Ki-Yoong Hong, CEO

















Exhibit 32.2
----------------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of KSign International, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I Hong-Kee Lee, CFO of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report complies with the requirements of section 12(a) or 15 (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


August 20, 2004


/s/  Hong-Kee Lee
-----------------------------------------
     Hong-Kee Lee, CFO