Form 10QSB/A
period 2004-06-30
KSIGN INTERNATIONAL INC
filed 2004-08-24
CIK 1116368

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                  -------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2004

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------

                          Commission File No 000-49656

                            KSIGN INTERNATIONAL INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                            87-0772357
             ------                                            ----------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)


                   12th floor, Hanmi Bldg. 192-19 Nonhun-Dong,
                         Kangwam-Gu Seoul Korea 135-010
                   -------------------------------------------
                    (Address of principal executive offices)

                               011-82(2) 546-1668
                               ------------------
                           (Issuer's Telephone Number)

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

          Yes  X           No
             -----           -----


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






                                    CONTENTS
                                    --------


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Balance Sheets
June 30, 2004 and 2003

                                                   2004               2003
                                             -----------------------------------

                                     ASSETS
Current
    Cash and cash equivalents                $       133,785    $       988,782
    Accounts receivable                            1,511,334          1,544,906
    Inventory                                              -             62,373
    Prepaid and sundry assets                         40,393             14,028
    Advances receivable (note 3)                       9,040             14,605
    Deferred tax (note 6)                             39,128             16,857
                                             -----------------------------------

                                                   1,733,680          2,641,551
Deposits                                             185,486            192,947
Equipment (note 4)                                   289,520            380,356
Investments (note 5)                                  13,028             39,428
Deferred Tax (note 6)                                221,812            170,571
                                             -----------------------------------


                                             $     2,443,526    $     3,424,853
                                             ===================================


                                   LIABILITIES
Current
    Accounts payable                         $       467,508    $       319,589
    Income taxes payable                               5,303                  -
    Bank loan (note 7)                               868,500            838,900
    Due to related party (note 8)                     97,706                  -
    Loan payable (note 9)                            150,000                  -
                                             -----------------------------------

                                                   1,589,017          1,158,489
Accrued Severance Payable                             82,966             75,780
                                             -----------------------------------


                                                   1,671,983          1,234,269
                                             -----------------------------------


                              STOCKHOLDERS' EQUITY

Capital Stock (note 10)                               47,696              1,260
Paid in Capital                                    3,049,803          3,095,559
Accumulated Other Comprehensive Income               114,564             53,282
Accumulated Deficit                              (2,440,520)           (959,517)
                                             -----------------------------------

                                                     771,543          2,190,584
                                             -----------------------------------


                                             $     2,443,526    $     3,424,853
                                             ===================================


APPROVED ON BEHALF OF THE BOARD

     "KI-YOONG HONG"                                     "HONG-KEE LEE"
-------------------------------                 -------------------------------
        Director                                            Director

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Six Months Ended June 30, 2004 and 2003




                                                   2004               2003
                                             -----------------------------------

Revenue                                      $       300,251    $       539,045

Cost of Sales                                        404,721            624,369
                                             -----------------------------------


Gross Profit                                        (104,470)           (85,324)

Expenses (page 5)                                    893,759            694,117
                                             -----------------------------------


Operating Loss                                      (998,229)          (779,441)
                                             -----------------------------------


Other
    Interest income                                     (120)            (9,457)
    Interest expense                                  35,084             18,180
    Other expenses                                     2,091               (152)
                                             -----------------------------------


                                                      37,055              8,571
                                             -----------------------------------


Loss Before Income Taxes                          (1,035,284)          (788,012)

    Deferred income taxes                           (143,000)          (120,000)
                                             -----------------------------------


Net Loss                                     $      (892,284)   $      (668,012)
                                             ===================================


Fully Diluted Loss per Share                 $        (0.019)   $        (0.020)
                                             ===================================


Weighted Average Number of Shares (note 10)       47,677,042         32,800,000
                                             ===================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Quarters Ended June 30, 2004 and 2003




                                                   2004               2003
                                             -----------------------------------

Revenue                                      $        41,580    $        78,383

Cost of Sales                                        185,092            156,875
                                             -----------------------------------

Gross Profit                                        (143,512)           (78,492)

Expenses (page 6)                                    396,716            307,833
                                             -----------------------------------


Operating Loss                                      (540,228)          (386,325)
                                             -----------------------------------


Other
    Interest income                                      (45)              (349)
    Interest expense                                  20,972             13,393
    Other expenses                                      (865)               (17)
                                             -----------------------------------


                                                      20,062             13,027
                                             -----------------------------------


Loss Before Income Taxes                            (560,290)          (399,352)

    Deferred income taxes                            (67,000)           (58,000)
                                             -----------------------------------


Net Loss                                     $      (493,290)   $      (341,352)
                                             ===================================


Fully Diluted Loss per Share                 $        (0.010)   $        (0.010)
                                             ===================================


Weighted Average Number of Shares (note 10)       47,696,375         32,800,000
                                             ===================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2004 and 2003




                                                              Paid in     Accumulated
                                                           Capital in           Other                          Total
                              Number of        Capital      excess of   Comprehensive    Accumulated   Stockholders'
                                 Shares          Stock      Par Value          Income        Deficit          Equity
--------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2003     1,260,375    $     1,260    $ 3,095,559    $     65,491    $  (291,505)   $  2,870,805
Foreign exchange on
  translation                        -              -              -         (12,209)             -         (12,209)
Net Income                           -              -              -               -       (668,012)       (668,012)
                           -----------------------------------------------------------------------------------------


Balance, June 30, 2003       1,260,375    $     1,260    $ 3,095,559    $     53,282    $  (959,517)   $  2,190,584
                           =========================================================================================



Balance, January 1, 2004    47,638,375    $    47,638    $ 3,038,261    $     53,298    $(1,548,236)   $  1,590,961
Common shares issued for
  services                      58,000             58         11,542               -              -          11,600
Foreign exchange on
  translation                        -              -              -          61,266              -          61,266
Net Loss                             -              -              -               -       (892,284)       (892,284)
                           -----------------------------------------------------------------------------------------


Balance, June 30, 2004      47,696,375    $    47,696    $ 3,049,803    $    114,564    $(2,440,520)   $    771,543
                           =========================================================================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Quarters Ended June 30, 2004 and 2003




                                                   2004               2003
                                             -----------------------------------

Expenses
    Salaries and benefits                    $       170,118    $       128,791
    Bad debts                                         72,449                  -
    Research and development                          39,936             78,151
    Professional fees                                 18,934              6,000
    Entertainment                                     18,624             13,584
    Travel                                            14,503              8,200
    Office and general                                11,065             (3,786)
    Rent                                              10,724             18,047
    Taxes and dues                                    10,402             13,497
    Communications                                     8,599              5,496
    Vehicle                                            5,108              2,863
    Insurance                                          4,173              3,298
    Books and printing                                 2,367                608
    Freight                                              112                768
    Repairs and maintenance                               52                  -
    Advertising                                            -              4,900
    Training                                               -                 80
    Building maintenance                                 (90)            15,803
    Depreciation                                       9,640             11,533
                                             -----------------------------------


                                             $       396,716    $       307,833
                                             ===================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Six Months Ended June 30, 2004 and 2003




                                                   2004               2003
                                             -----------------------------------

Expenses
    Salaries and benefits                    $       382,622    $       286,349
    Research and development                         129,539            158,208
    Professional fees                                105,663             24,023
    Bad debts                                         72,449                  -
    Entertainment                                     41,282             30,660
    Travel                                            26,407             20,143
    Taxes and dues                                    23,469             30,242
    Rent                                              19,481             34,911
    Communications                                    17,252             11,549
    Office and general                                13,788              7,178
    Vehicle                                           12,038              6,156
    Consulting                                        11,600                  -
    Insurance                                          5,043             11,579
    Advertising                                        4,113             30,822
    Books and printing                                 3,109              1,921
    Building maintenance                               1,528             15,803
    Training                                           1,034                156
    Repairs and maintenance                              522                  -
    Freight                                              373              1,072
    Depreciation                                      22,447             23,345
                                             -----------------------------------


                                             $       893,759    $       694,117
                                             ===================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004 and 2003




                                                                2004              2003
                                                         -----------------------------------

Cash Flows from Operating Activities
    Net loss                                             $      (892,284)   $      (668,012)
    Adjustments for working capital and non-cash items:
      Depreciation                                                82,798             70,034
      Common shares issued for services                           11,600                  -
      Accounts receivable                                      2,005,799          1,560,989
      Inventory                                                        -             27,617
      Prepaid and sundry assets                                  (14,637)            (2,491)
      Deferred tax                                              (143,000)          (120,000)
      Accounts payable                                        (1,284,156)        (1,058,154)
      Income taxes                                                40,129            (36,483)
      Deposits                                                     1,720                  -
      Accrued severance payable                                  (60,799)           (34,429)
                                                         -----------------------------------


                                                                (252,830)          (260,929)
                                                         -----------------------------------


Cash Flows from Investing Activities
    Acquisition of equipment                                      (7,089)          (178,107)
                                                         -----------------------------------


Cash Flows from Financing Activities
    Bank loan                                                          -            830,000
    Advances receivable                                            4,214              3,901
                                                         -----------------------------------


                                                                   4,214            833,901
                                                         -----------------------------------


Foreign Exchange on Cash and Cash Equivalents                     11,600              3,460
                                                         -----------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents            (244,105)           398,325

Cash and Cash Equivalents - beginning of period                  377,890            590,457
                                                         -----------------------------------

Cash and Cash Equivalents - end of period                $       133,785    $       988,782
                                                         ===================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


1.   Operations and Business
----------------------------

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


2.   Summary of Significant Accounting Policies
-----------------------------------------------

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

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


3.   Advances Receivable
------------------------

     The advances to employees are non-interest bearing and are due on demand.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


4.   Equipment
--------------

     Equipment is comprised as follows:

                                                           2004                              2003
                                                    Accumulated                       Accumulated
                                         Cost      Depreciation            Cost      Depreciation
                                 ----------------------------------------------------------------




     Furniture and fixtures      $   322,902     $     238,465     $   269,439     $     179,659
     Machinery and equipment         110,708            83,788         106,935            59,570
     Software                        447,060           231,221         351,244            46,191
     Government grant                (37,676)                -         (61,842)                -
                                 ----------------------------------------------------------------


                                 $    842,994    $     553,474     $   665,776     $     285,420
                                 ----------------------------------------------------------------


     Net carrying amount                         $     289,520                     $     380,356
                                                 --------------                    --------------


5.   Investments
----------------

     The investment is a 5.93% equity interest in an unrelated, non-public Korean company. The investment has been written down to the net book value of the company as at the period-end date which approximates the fair value of the company.


6.   Income Taxes
-----------------

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


6.   Income Taxes (cont'd)
--------------------------

     The Company has deferred income tax assets as follows:

                                                                    2004               2003
                                                              -----------------------------------

     Deferred income tax assets
          Research and development expenses amortized
          over 5 years for tax purposes                       $        82,438    $        82,428
       Other timing differences                                        21,019                  -
       Loss carry-forwards                                          1,357,483            105,000
       Valuation allowance for deferred income tax assets          (1,200,000)                 -
                                                              -----------------------------------


                                                              $       260,940    $       187,428
                                                              ===================================


7.   Bank Loan
--------------

     The loan is repayable, interest only, at 6.5% per annum calculated monthly. The principal is repayable upon maturity on March 26, 2005. The loan is guaranteed, for up to 85% of the principal balance, by the Korean Technology Credit Guarantee Fund, a government operated fund.


8.   Due From Related Party
---------------------------

     The loan from a minority shareholder is non-interest bearing, unsecured and due on demand.


9.   Loan Payable
-----------------

     The loan bears interest at 8.0% per annum and is repayable in two installments in April and July 2004. No payment was made in April or July, and the Company is in negotiations with the lender to restructure the repayment terms.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
June 30, 2004 and 2003


10.  Capital Stock
------------------

     Authorized
          150,000,000 common shares, par value $0.001 per share

                                                               2004              2003
                                                         -----------------------------------

     Issued
          47,696,375 common shares (1,260,375 in 2003)   $        47,696    $         1,260
                                                         ===================================


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


11.  Contingent Liabilities and Commitments
-------------------------------------------

     The Company is  committed  to lease  obligations  for its offices  expiring
     December  2005.  Future  minimum  annual  payments   (exclusive  of  taxes,
     insurance and maintenance costs) under the lease are as follows:

                    2005                        $     61,475
                    2006                              29,400
                                                ------------

                                                $     90,875
                                                ------------

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Results of Operation
--------------------

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

The registrant's sales revenue for the quarter ended June 30, 2004 was $300,251, compared to $539,045 for the comparable period ended June 30, 2003. The reduction in revenue was due to the slow Korean economy. The operating loss for the quarter ended June 30, 2004 was ($998,229), compared to ($779,441) for the quarter ended June 30, 2003. The loss increase was due primarily to the slow Korean economy

Overview
--------

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

Trends
------

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

Liquidity and Sources of Capital
--------------------------------

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

Forward-Looking Statements
--------------------------

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

                                     PART II
                                     -------


Item 6. Exhibits and reports on Form 8-K
----------------------------------------

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------------------------------------------------------------

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

Dated:   August 20, 2004             KSIGN INTERNATIONAL, INC.
      -------------------            -------------------------

                                     /s/  Ki-Yoong Hong
                                     -------------------------------------------
                                          Ki-Yoong Hong, CEO/President



                                     /s/ Hong-Kee Lee
                                     -------------------------------------------
                                         Hong-Kee Lee, CFO, Secretary, Treasurer