Form 10QSB
period 2004-09-30
KSIGN INTERNATIONAL INC
filed 2004-11-22
CIK 1116368

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                      For Quarter ended September 30, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

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

           Joongpyung B/D. 3rd Floor, 748-15, Yeoksam-Dong GangNam-Gu
                  --------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                011-82-2-564-0182
                            -------------------------
                           (Issuer's Telephone Number)

             12th floor, Hanmi Bldg. 192-19 Nonhun-Dong, Kangwam-Gu
                               Seoul Korea 135-010
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     As of September 30, 2004, the Issuer had 47,696,375 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1.  Financial Statements and Exhibits
------------------------------------------

     (a) The unaudited financial statements of Registrant for the three months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.









                            KSIGN INTERNATIONAL, INC.
                      (FORMERLY WITNET INTERNATIONAL, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003






                                    CONTENTS
                                    --------

Report of Independent Registered Public Accounting Firm                    3

Consolidated Balance Sheets                                                4

Consolidated Statement of Operations                                   5 - 6

Consolidated Statement of Changes in Stockholders' Equity                  7

Consolidated Schedule of Expenses                                      8 - 9

Consolidated Statement of Cash Flows                                      10

Notes to Consolidated Financial Statements                           11 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Board of Directors and Stockholders of
KSIGN International, Inc.
-------------------------

     We have reviewed the consolidated balance sheets of KSIGN International, Inc. and subsidiaries (the "Company") as at September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                       "SF PARTNERSHIP, LLP"

Toronto, Canada                                        CHARTERED ACCOUNTANTS
November 20, 2004

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Balance Sheets
September 30, 2004 and 2003
                                                                      2004                2003
                                                          ------------------------------------

                                     ASSETS
                                     ------
Current
   Cash and cash equivalents                              $        46,634     $       612,488
   Accounts receivable (net of allowance for doubtful
      accounts 2004 - $610,617; 2003 - $52,798)                 1,046,429           1,577,417
   Prepaid and sundry assets                                       50,650              16,880
   Advances receivable (note 3)                                     9,031              15,150
   Deferred tax (note 6)                                           21,735              17,486
                                                          ------------------------------------
                                                                1,174,479           2,239,421
Deposits                                                           83,680             208,959
Equipment (note 4)                                                268,327             388,492
Investments (note 5)                                               13,014              40,899
Deferred Tax (note 6)                                             305,082             252,458
                                                          ------------------------------------


                                                          $     1,844,582     $     3,130,229
                                                          ====================================


                                   LIABILITIES
                                   -----------
Current
   Accounts payable                                       $       332,218     $       587,224
   Deferred government grant                                            -             203,525
   Bank loan (note 7)                                             867,600             870,200
   Due to related party (note 8)                                   97,605                   -
   Loan payable (note 9)                                          150,000             150,000
                                                          ------------------------------------
                                                                1,447,423           1,810,949
Accrued Severance Payable                                          60,953              62,154
                                                          ------------------------------------


                                                                1,508,376           1,873,103
                                                          ------------------------------------


                              STOCKHOLDERS' EQUITY
                              --------------------
Capital Stock (note 10)                                            47,696              34,060
Paid in Capital                                                 3,049,803           2,449,109
Accumulated Other Comprehensive Income                            108,608             145,331
Accumulated Deficit                                           (2,869,901)          (1,371,374)
                                                          ------------------------------------
                                                                  336,206           1,257,126
                                                          ------------------------------------

                                                          $     1,844,582     $     3,130,229
                                                          ====================================


APPROVED ON BEHALF OF THE BOARD

        "KI-YOONG HONG"                                  "HONG-KEE LEE"
--------------------------------                --------------------------------
          Director                                          Director

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Nine Month Periods Ended September 30, 2004 and 2003


                                                            2004                2003
                                                ------------------------------------

Revenue
   Services                                     $       405,017     $       343,799
   Merchandise                                           22,988             465,578
                                                ------------------------------------

                                                        428,005             809,377
                                                ------------------------------------

Cost of Sales
   Services                                             485,712             479,706
   Merchandise                                           22,988             465,578
                                                ------------------------------------

                                                        508,700             945,284
                                                ------------------------------------

Gross Profit                                            (80,695)           (135,907)

Expenses (page 6)                               $     1,533,095     $     1,136,849
                                                ------------------------------------

Operating Loss                                       (1,613,790)         (1,272,756)
                                                ------------------------------------

Other
   Interest income                                          913              25,008
   Interest expense                                     (51,342)            (32,162)
   Other expenses                                        (2,069)                 41
   Gain on debt forgiveness                             135,623                   -
                                                ------------------------------------

                                                         83,125              (7,113)
                                                ------------------------------------

Loss Before Income Taxes                             (1,530,665)         (1,279,869)

   Provision for deferred income taxes                 (209,000)           (200,000)
                                                ------------------------------------

Net Loss                                        $    (1,321,665)    $    (1,079,869)
                                                ====================================

Basic Loss per Share                            $         (0.03)    $         (0.03)
                                                ====================================

Fully Diluted Loss per Share                    $         (0.03)    $         (0.03)
                                                ====================================

Weighted Average Number of Shares (note 10)          47,677,042          32,800,000
                                                ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Operations
Quarters Ended September 30, 2004 and 2003


                                                            2004                2003
                                                ------------------------------------

Revenue
   Services                                     $       127,754     $        80,736
   Merchandise                                                -             189,596
                                                ------------------------------------

                                                        127,754             270,332
                                                ------------------------------------

Cost of Sales
   Services                                             103,979             131,319
   Merchandise                                                -             189,596
                                                ------------------------------------

                                                        103,979             320,915
                                                ------------------------------------

Gross Profit                                             23,775             (50,583)

Expenses (page 7)                                       639,336             442,732
                                                ------------------------------------

Operating Loss                                         (615,561)           (493,315)
                                                ------------------------------------

Other
   Interest income                                          793              15,551
   Interest expense                                     (16,258)            (13,982)
   Other expenses                                            22                (111)
   Gain on debt forgiveness                             137,714                   -
                                                ------------------------------------

                                                        122,271               1,458
                                                ------------------------------------

Loss Before Income Taxes                               (493,290)           (491,857)

   Provision for deferred income taxes                  (66,000)            (80,000)
                                                ------------------------------------

Net Loss                                        $      (427,290)    $      (411,857)
                                                ====================================

Basic Loss per Share                            $         (0.01)    $         (0.01)
                                                ====================================

Fully Diluted Loss per Share                    $         (0.01)    $         (0.01)
                                                ====================================

Weighted Average Number of Shares (note 10)          47,696,375          32,800,000
                                                ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Stockholders' Equity
Nine Month Periods Ended September 30, 2004 and 2003




                                                               Paid in    Accumulated
                                                            Capital in          Other                        Total
                                 Number of       Capital     excess of  Comprehensive   Accumulated  Stockholders'
                                    Shares         Stock     Par Value         Income       Deficit         Equity
                              ------------------------------------------------------------------------------------


Balance, January 1, 2003        1,260,375   $     1,260   $ 3,095,559   $     65,491   $  (291,505)  $  2,870,805
Common shares issued on
   acquisition of Ksign
   Co., Ltd.                   32,800,000        32,800      (646,450)             -             -       (613,650)
Foreign exchange on
   translation                          -             -             -         79,840             -         79,840
Net Income                              -             -             -              -    (1,079,869)    (1,079,869)
                              ------------------------------------------------------------------------------------


Balance, September 30, 2003    34,060,375   $    34,060   $ 2,449,109   $    145,331   $(1,371,374)  $  1,257,126
                              ====================================================================================


Balance, January 1, 2004       47,638,375   $    47,638   $ 3,038,261   $     53,298   $(1,548,236)  $  1,590,961

Common shares issued for
   services                        58,000            58        11,542              -             -         11,600
Foreign exchange on
   translation                          -             -             -         55,310             -         55,310
Net Loss                                -             -             -              -    (1,321,665)    (1,321,665)
                              ------------------------------------------------------------------------------------


Balance, September 30, 2004    47,696,375   $    47,696   $ 3,049,803   $    108,608   $(2,869,901)  $    336,206
                              ====================================================================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Nine Month Periods Ended September 30, 2004 and 2003




                                                        2004                2003
                                            ------------------------------------

Expenses
   Salaries and benefits                    $       506,749     $       521,720
   Bad debts                                        438,627                   -
   Research and development                         166,564             240,171
   Professional fees                                114,463              25,371
   Entertainment                                     60,261              53,171
   Travel                                            47,031              37,105
   Taxes and dues                                    38,485              42,858
   Rent                                              34,943              54,637
   Communications                                    23,824              17,674
   Office and general                                23,266              10,806
   Vehicle                                           15,495              10,016
   Consulting                                        11,600                   -
   Insurance                                          5,337              15,576
   Advertising                                        4,113              43,026
   Freight                                            3,554               1,338
   Books and printing                                 3,339               2,617
   Training                                           1,035                 300
   Repairs and maintenance                              635                   -
   Building maintenance                                  27              25,024
   Depreciation                                      33,747              35,439
                                            ------------------------------------

                                            $     1,533,095     $     1,136,849
                                            ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Schedule of Expenses
Quarters Ended September 30, 2004 and 2003




                                                        2004                2003
                                            ------------------------------------

Expenses
   Bad debts                                $       366,178     $             -
   Salaries and benefits                            124,127             235,371
   Research and development                          37,025              81,963
   Travel                                            20,624              16,962
   Entertainment                                     18,979              22,511
   Rent                                              15,462              19,726
   Taxes and dues                                    15,016              12,616
   Office and general                                 9,479               3,772
   Professional fees                                  8,800               1,348
   Communications                                     6,572               6,125
   Vehicle                                            3,457               3,860
   Freight                                            3,181                 266
   Insurance                                            294               3,997
   Books and printing                                   230                 696
   Repairs and maintenance                              113                   -
   Advertising                                            -              12,204
   Building maintenance                              (1,501)              9,221
   Depreciation                                      11,300              12,094
                                            ------------------------------------

                                                    639,336             442,732
                                            ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Consolidated Statement of Cash Flows
Nine Month Periods Ended September 30, 2004 and 2003


                                                                       2004                2003
                                                           ------------------------------------

Cash Flows from Operating Activities
   Net loss                                                $    (1,321,665)    $    (1,079,869)
   Adjustments for working capital and non-cash items:
      Depreciation                                                 124,274             106,317
      Common shares issued for services                             11,600                   -
      Accounts receivable                                        2,465,079           1,636,750
      Inventory                                                          -              90,404
      Prepaid and sundry assets                                    (33,013)             (4,769)
      Deferred tax                                                (209,000)           (200,000)
      Accounts payable                                          (1,415,631)         (1,123,308)
      Income taxes                                                  40,129             (36,922)
      Deposits                                                     102,443                   -
      Accrued severance payable                                    (82,534)            (50,726)
                                                           ------------------------------------

                                                                  (318,318)           (662,123)
                                                           ------------------------------------

Cash Flows from Investing Activities
   Acquisition of equipment                                        (27,853)           (180,486)
                                                           ------------------------------------

Cash Flows from Financing Activities
   Bank loan                                                             -             840,000
   Advances receivable                                               4,214               3,948
                                                           ------------------------------------

                                                                     4,214             843,948
                                                           ------------------------------------

Foreign Exchange on Cash and Cash Equivalents                       10,701              20,692
                                                           ------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents              (331,256)             22,031

Cash and Cash Equivalents - beginning of period                    377,890             590,457
                                                           ------------------------------------

Cash and Cash Equivalents - end of period                  $        46,634    $        612,488
                                                           ====================================

Interest and Income Taxes Paid

During the year, the company had cash flows arising from interest and income taxes paid as follows:

   Interest paid                                           $        51,342     $        32,162
                                                           ====================================

   Income taxes paid                                       $             -     $             -
                                                           ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


1.   Description of Business and Going Concern
----------------------------------------------

     a)   Description of Business

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

     b)   Going Concern

          The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception, has negative working capital and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the nine month periods ended September 30, 2004 and 2003, the Company experienced net losses of $1,321,665 and $1,079,869 respectively.

          The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


1.   Description of Business and Going Concern (cont'd)
-------------------------------------------------------

          Management is pursuing various sources of equity financing in addition to increasing its sales base. Although the Company has plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. As well, the Company is researching and developing a number of new products which it plans to introduce to the market in late 2004 or early 2005. However, there is no guarantee that these products will be marketable or that the Company will be able to achieve expected sales from the new products.

          The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

     h)   Revenue Recognition

          The Company generates revenues from product sales, licensing, customer services and technical support.

          Revenues from products sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), Statement of Position 97-2 "Software Revenue Recognition" and Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The Company has primarily short-term contracts ranging up to one month in length, whereby revenues and costs in the aggregate for all contracts is expected to result in a matching of gross profit with period overhead or fixed costs similar to that achieved by use of the percentage-of-completion method.

          The Company is not required to perform significant post-delivery obligations, does not normally provide warranties and does not allow product returns. As such, no provision is made for costs of this nature.

          On-going service and technical support contracts are negotiated separately at an additional fee. The technical support is separate from the functionality of the products, which can function without on-going support.

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

          The Company does not sell products with multiple deliverables. It is management's opinion that EITF 00-21, "Revenue Arrangements With Multiple Deliverables" is not applicable.

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


4.   Equipment
--------------

     Equipment is comprised as follows:

                                                             2004                               2003
                                                      Accumulated                        Accumulated
                                           Cost      Depreciation             Cost      Depreciation
                                 -------------------------------------------------------------------

     Furniture and fixtures      $     343,514    $      250,402    $     310,149    $      200,503
     Machinery and equipment           110,593            87,615          110,924            68,945
     Software                          446,596           261,372          364,349            71,870
     Government grant                 (32,987)                 -          (55,612)                -
                                 -------------------------------------------------------------------

                                 $     867,716    $      599,389    $     729,810    $      341,318
                                 -------------------------------------------------------------------

     Net carrying amount                          $      268,327                     $      388,492
                                                  ---------------                    ---------------


5.   Investments
----------------

     The investment is a 5.93% equity interest in an unrelated, non-public Korean company. The investment has been written down to the net book value of the company as at December 31, 2003 which approximates the fair value of the company. No provision has been made during the interim period.


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


6.   Income Taxes (cont'd)
--------------------------

     The Company has deferred income tax assets as follows:

                                                                        2004             2003
                                                              --------------   --------------

     Deferred income tax assets
        Research and development expenses amortized over
        5 years for tax purposes                              $      66,817    $      86,944
     Loss carry-forwards                                          1,460,000          183,000
     Valuation allowance for deferred income tax assets          (1,200,000)               -
                                                              -------------------------------

                                                              $     326,817    $     269,944
                                                              ===============================


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
Notes to Consolidated Financial Statements
September 30, 2004 and 2003


10.  Capital Stock
------------------

     Authorized
        150,000,000 common shares, par value $0.001 per share

                                                                       2004             2003
                                                              -------------    -------------
     Issued
         47,696,375 common shares (1,260,375 in 2003)         $     47,696     $      1,260
                                                              ===============================

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


11.  Contingent Liabilities and Commitments
-------------------------------------------

     The Company is committed to lease obligations for its offices expiring September 2005. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are $48,700.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

The registrant's sales revenue for the quarter ended September 30, 2004 was $127,754, compared to $270,332 for the comparable period ended September 30, 2003. The reduction in revenue was due to the slow Korean economy. The operating loss for the quarter ended September 30, 2004 was ($615,561) compared to ($493,315) for the quarter ended September 30, 2003. The loss increase was due primarily to the slow Korean economy

Overview
--------

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

KSign Co. Ltd., began operations in November of 1999. Headed by CEO Seoung Rag Choi,KSign currently has 46 employees. The main operation of KSign is located at Joongpyung B/D.3rd Floor, 748-15, Yeoksam-Dong GangNam-Gu Seoul Korea, 135-011. KSign's internet site can be found at www.ksign.com.

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

Liquidity and Sources of Capital
--------------------------------

As of September 30, 2004, the Company had cash and cash equivalents totalling $46,643. Management believes it has the resources necessary to maintain its current business operations in the short term. However, during the next twelve months, KSign plans to develop business outside of Korea and with new products that are nearing completion. In order to pursue these plans, management feels that the Company will need additional investment capital. Management has not decided at this time how this money is to be raised. However, Management feels that it will probably be through the issuance of capital stock or convertible debt.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                     PART II
                                     -------

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

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

     (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 19, 20024                 KSIGN INTERNATIONAL, INC.

                                            /s/  Seoung Rag Choi
                                            ------------------------------------
                                            Seoung Rag Choi, President



                                            /s/ Hong-Kee Lee
                                            ------------------------------------
                                            Hong-Kee Lee, CFO, Secretary,
                                            Treasurer