Form 10KSB/A
period 2003-12-31
KSIGN INTERNATIONAL INC
filed 2004-11-30
CIK 1116368

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSBA
                                  ------------

                                   (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003


                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           -----------  ------------


                            KSIGN INTERNATIONAL, INC.
                            -------------------------
           (name of small business issuer as specified in its charter)

        Nevada                   000-49656                   87-0772357
        ------                   ---------                   ----------
State of Incorporation     Commission File Number    IRS Employer Identification
                                                               Number

              Kangnam-Ku, Yeoksam-Dong, 748-15 Joongpyung Building,
                            3rd Floor, 135-080, Korea
              -----------------------------------------------------
                    (address of principal executive offices)

                                +82 (2) 564-0182
                                ----------------
              (Registrant's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:


Title of Each Class Name of Each Exchange on Which to be so Registered: Each Class is to be Registered:


Securities to be registered under Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)


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


As of December 31, 2003, the Company had 148,381,021 shares of Common Stock issued and outstanding.

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT
                 ----------------------------------------------


                                     Part I
                                     ------

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     Part II
                                     -------

Item 5.   Market for Common Equity and Related Shareholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation
Item 7.   Financial Statements
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                    Part III
                                    --------

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

                                     PART I
                                     ------

Item 1.   Description of Business.
----------------------------------

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

(b)  Business of Issuer.
     -------------------

Description of Business
-----------------------

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

Company Overview
----------------

KSign Co. Ltd. began operations in November of 1999. KSign is a software development and system integration company. Headed by CEO Ki-Yoong Hong, KSign currently has 46 employees. The main operations of KSign is located at 12F/ Hanmi B/D, 192-19 Nonhyun-dong, Gangnam-ku, Seoul, Korea, 135-010. KSign's internet site can be found at www.ksign.com.

KSign internally researches and develops its own software Public Key Infrastructure, PKI and Wireless Public Key Infrastructure, WPKI solutions. KSign may sell these solutions through System Integrators who may use KSign's solution in their overall client service or in some cases KSign may act as a System Integrator who then market the solutions directly to enterprises and institutions. As a system integrator, KSign provides system design, engineering and installation of an overall PKI or WPKI solution for its clients.

Technology Overview
-------------------

PKI  and  WPKI  solutions   allow  the  issuance  of  digital   certificates  to
authenticate users through digital signature using public key cryptography algorithms that replace paper signed documents with digital forms.

In addition, KSign has integrated PKI solutions with other security applications such as server data security, biometrics solutions and system management for wireless environment into one integrated package to handle any entities' information system and data security needs.

Products & Solutions
--------------------

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

WPKI Solutions (KSignWPKI, KSignWRA, KSignWCA, WirelessE2E)
-----------------------------------------------------------

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

Security Toolkit (KSignCASE)
----------------------------

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

Businesses Markets
------------------

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

Competitors
-----------

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

Distribution
------------

KSign sells its products through System Integrators and software distributors. KSign has formed marketing alliances with various System Integrators in Korea and Japan. These system integrators sell software, hardware and provide consulting services to install and implement the systems for clients.


In some instances, KSign will act as a system integrator and provide its products and services directly to its clients. KSign's main clients have been the Government of the Republic of Korea, major Korean commercial banks and Major Korean Mobile Telephone carriers.


Intellectual Properties
-----------------------

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

Additionally, KSign has submitted the following patents which are currently pending:

Feb 2001       The Integrated Office Program for Security Service

Feb 2001 Electronic Certificate Issuing and Delivery System using ID, Password Authentication \ Mechanism

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company rents approximately 7,100 square feet of space on a month to month basis at $5,000 per month, in which its executive offices are located.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------


There are are no legal proceedings pending as of December 31, 2003 to the knowledge of the Company's management.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS
-------------------------------------------------------------

The Company submitted certain matters to a vote of its security holders on November 10, 2003. The Vote included the acquisition of KSign Co. Ltd. (Korea) the name change of the Company to KSign International, Inc. The measure was approved by a majority of the shareholders.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

                             Stock Trading Activity
                             ----------------------

      Quarter                          High                     Low
      -------                          ----                     ---
Fourth Quarter 2003                    0.05                    0.01
Third Quarter 2003                     0.10                    0.04
Second Quarter 2003                    0.15                    0.03
First Quarter 20023                    0.14                    0.04
Fourth Quarter 2002                    0.12                    0.03
Third Quarter 2002                     0.17                    0.05
Second Quarter 2002                    0.24                    0.04
First Quarter 2002                     0.09                    0.02
Fourth Quarter 2001                    0.13                    0.016
Third Quarter 2001                     0.13                    0.03
Second Quarter 2001                    0.20                    0.05
First Quarter 2001                     0.11                    0.04


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

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

Results of Operations
---------------------

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

The Company's selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $2,165,016 and $1,434,793. The expenses increased $730,223 from 2002 to 2003. During 2003, KSign incurred additional expenses in professional fees, and travel expenses to facilitate the merger of KSign and KSI. As well, the Company increased spending on research and development in order to develop SSO, KMI, EAI, etc. Also, bad debts increased due to the soft economic conditions. Increases in these expenses were offset partly by a reduction of advertising expenses due to lower level of advertising activities during 2003.


Due to increased competition within the Korean economy, the company has had to reduce its selling prices, which has had a direct impact on profit margins. In the past, the company was able to achieve higher margins, as our products and services were unique, and a higher selling price could be obtained. There are a number of companies within Korea that are now selling similar products and solutions, which has caused a significant reduction in profit margins.

Although the Korean economy has been in decline, near the end of 2003 and into 2004, the economy has begun to stabilize, and the turnaround seems imminent. For the company, this will mean additional revenues from existing products, as well as demand for new and specialized products and services.

As the Korean government continues to add digital services, the need for PKI solutions in Korea is increasing. Currently, there are over 12 million PKI certificates issued with Korea, and that number will only continue to increase as the demand for digital/wireless services increases. As well, the company will continue to introduce new products in 2004 and plans to expand into the Japanese and North American markets.

Although the company may face short-term liquidity issues, the turnaround of the Korean economy, the increased demand for PKI solutions and the potential to move into untapped markets will help to improve liquidity and profits in the future.

Company Plan
------------

The Company's Management feels that the revenues for 2003 are not indicative of future revenues. Management believes that its business will increase significantly in the next 12 months. Business in Korea is expected to recover in 2004 due to a constantly recovering Korean economy and the introduction of updated products. Also with new relationships in Japan and North America, Management hopes to achieve new sales in those new markets.

The company has formed a strategic relationship with NEC Soft, Ltd. of Japan. NEC Soft, Ltd. is a provider of System Integration, System Services, Software Development and Sales of Software Packages and Information Processors. Through this relationship, the company feels that it will be able to achieve new sales channels in Japan. NEC Soft, Ltd. will distribute and sell Ksign products in the Japanese market. For 2004, the company expects approximately $150,000 in new sales to the Japanese market.

The company is also seeking to form relationships with similar entities in North America, who will help to increase sales of Ksign products in that region.

Also, the Company intends to release new products which provides seamless integration of PKI and WPKI solutions for Database Security, Biometrics and Server Security in 2004. Currently PKI/WPKI and the other applications are sold separately. The Company hopes to provide integrated all-in-one solutions which are easy and economical for the various enterprises to implement and maintain. Due to increased competition within the Korean economy, the company has had to reduce its selling prices, which has had a direct impact on profit margins.

The following chart describes the new and updated solutions, as well as customized solutions for specific industries and markets that the company is developing and plans to bring into the market in 2004 and 2005:

                                                         Expected    Estimated     Expected
   Division                       Current      New      Completion    Costs to     Revenues
                    Product       Version    Version       Date       Develop      for 2005              Potential uses
===============  ==============  =========  =========  ============  ==========  ============  ===================================

                 KsignPKI           2.0        3.0       Feb 2005    $ 100,000   $ 1,000,000   Updated PKI for Korean military
                                                                                               use. Korean military to adapt
                                                                                               digital systems in 2004.

                 KsignPKI Pro       2.0        3.0      April 2005     100,000       700,000   New version customized for Japanese
                                                                                               market.
PKI
                 KsignWPKI          1.0        2.0       Feb 2005      100,000       500,000   New version customized for
                                                                                               government use.











                 KsignKMI           1.0        2.0      March 2005     100,000       200,000   New version customized for military
                                                                                               use.

Secure           KsignPassOne       1.0        2.0       Dec 2004      200,000     1,000,000   New version customized for Japanese
Identity                                                                                       market.
Management
                 KsignIAM          Beta        1.0       June 2005     200,000       500,000   New product (Identity Management
                                                                                               Solution) to be used by research
                                                                                               institutions.

Secure           KsignCASE          4.0        5.0      March 2005     100,000       200,000   New version to comply with
Transaction                                                                                    international security standards.

                 KsignMobile        2.0        3.0       Dec 2004      100,000       100,000   New version to be compatible with
                                                                                               new mobile phone technology.

Secure Data      KsignSecureDB     Beta        1.0       June 2005     150,000       200,000   New product (Database Encoding
Management                                                                                     Solution).

Critical Accounting Policies
----------------------------

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand our revenue recognition policy.

Revenue recognition.
--------------------

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


Issues and Uncertainties
------------------------


This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future financial performance.


Allowance for Doubtful Accounts.
--------------------------------


The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The estimates may not reflect future reality, and if a significant balance of accounts receivable is deemed uncollectible in the future, operating income and cash flows may be adversely effected.


New Products and Services.
--------------------------


We have made significant investments in research, development and marketing for new products, services, and technologies, including SSO, KMI, EAI, and mobile and wireless technologies. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may not be profitable, and even if they are profitable, operating margins for these businesses may not be as high as the margins we have experienced historically.

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


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                            KSIGN INTERNATIONAL, INC.
                      (FORMERLY WITNET INTERNATIONAL, INC.)
                      -------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002






                                    CONTENTS
                                    --------

Independent Auditors' Report                                               20

Consolidated Balance Sheets                                                21

Consolidated Statement of Operations                                       22

Consolidated Statement of Changes in Stockholders' Equity                  23

Consolidated Schedule of Expenses                                          24

Consolidated Statement of Cash Flows                                       25

Notes to Consolidated Financial Statements                            26 - 33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Stockholders of
KSIGN International, Inc.
-------------------------

     We have audited the  consolidated  balance  sheets of KSIGN  International,
                                                           ---------------------
Inc. and  subsidiaries  (the "Company") as at December 31, 2003 and 2002 and the
----
related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                                           "SF PARTNERSHIP, LLP"


Toronto, Canada                                            CHARTERED ACCOUNTANTS
November 29, 2004

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Consolidated Balance Sheets
December 31, 2003 and 2002
                                                                       2003                2002
                                                           ----------------    ----------------
                                     ASSETS
                                     ------

Current
    Cash and cash equivalent                               $       377,890     $       590,457
    Accounts receivable (net of allowance for doubtful
      accounts of $162,223; 2002 - $50,966)                      3,409,489           3,126,729
    Inventory                                                            -              90,404
    Prepaid and sundry assets                                       24,688              11,526
    Income taxes recoverable                                        33,953                   -
    Advances receivable (note 3)                                    12,817              18,572
    Deferred tax (note 6)                                           37,718              16,879
                                                           ------------------------------------


                                                                 3,896,555           3,854,567
Deposits                                                           180,475             193,200
Equipment (note 4)                                                 352,789             271,478
Investments (note 5)                                                12,558              39,480
Deferred Tax (note 6)                                               75,972              50,638
                                                           ------------------------------------


                                                           $     4,518,349     $     4,409,363
                                                           ====================================

                                   LIABILITIES
                                   -----------
Current
    Accounts payable                                       $     1,706,839     $     1,390,913
    Income taxes payable (note 6)                                        -              36,922
    Bank loan (note 7)                                             837,200                   -
    Due to related party (note 8)                                   94,185                   -
    Loan payable (note 9)                                          150,000                   -
                                                           ------------------------------------

                                                                 2,788,224           1,427,835
Accrued Severance Payable                                          139,164             110,723
                                                           ------------------------------------


                                                                 2,927,388           1,538,558
                                                           ------------------------------------

                              STOCKHOLDERS' EQUITY
                              --------------------
Capital Stock (note 10)                                             47,638               1,260
Paid in Capital                                                  3,038,261           3,095,559
Accumulated Other Comprehensive Income                              53,298              65,491
Accumulated Deficit                                             (1,548,236)           (291,505)
                                                           ------------------------------------

                                                                 1,590,961           2,870,805
                                                           ------------------------------------


                                                           $     4,518,349     $     4,409,363
                                                           ====================================

APPROVED ON BEHALF OF THE BOARD

           "KI-YOONG HONG"                            "HONG-KEE LEE"
-------------------------------------      -------------------------------------
              Director                                   Director

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Consolidated Statement of Operations
Years Ended December 31, 2003 and 2002


                                                            2003                2002
                                                ----------------    ----------------

Revenue
    Services                                    $     1,714,888     $     2,413,793
    Merchandise                                       1,529,509           2,051,114
                                                ------------------------------------

                                                      3,244,397           4,464,906
                                                ------------------------------------


Cost of Sales
    Services                                            886,078             926,590
    Merchandise                                       1,469,469           2,039,120
                                                ------------------------------------


                                                      2,355,547           2,965,710
                                                ------------------------------------

Gross Profit                                            888,850           1,499,196

Expenses (page 5)                                     2,165,016           1,434,793
                                                ------------------------------------

Operating (Loss) Income                              (1,276,166)             64,403
                                                ------------------------------------

Other
    Interest income                                      20,588              34,341
    Interest expense                                    (41,735)                  -
    Other expenses                                      (18,287)            (15,700)
    Loss on impairment of investment                    (26,880)            (38,880)
                                                ------------------------------------

                                                        (66,314)            (20,239)
                                                ------------------------------------

(Loss) Earnings Before Income Taxes                  (1,342,480)             44,164
                                                ------------------------------------

    Current (recovery)                                  (39,196)             41,901
    Deferred                                            (46,553)            (27,402)
                                                ------------------------------------

                                                        (85,749)             14,499
                                                ------------------------------------

Net (Loss) Earnings                             $    (1,256,731)    $        29,665
                                                ====================================


Fully Diluted (Loss) Earnings per Share         $         (0.04)    $          0.00
                                                ====================================


Weighted Average Number of Shares (note 10)          35,104,927          32,800,000
                                                ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2003 and 2002




                                                                  Paid in      Accumulated
                                                               Capital in            Other                          Total
                                  Number of        Capital      excess of    Comprehensive    Accumulated   Stockholders'
                                     Shares          Stock      Par Value           Income        Deficit          Equity
                               ------------------------------------------------------------------------------------------

Balance, January 1, 2002         1,260,375    $     1,260    $ 3,095,559    $    (206,089)   $  (321,170)   $  2,569,560
Foreign exchange on
  translation                            -              -              -          271,580              -         271,580
Net Income                               -              -              -                -         29,665          29,665
                               ------------------------------------------------------------------------------------------

Balance, December 31, 2002       1,260,375    $     1,260    $ 3,095,559    $      65,491    $  (291,505)   $  2,870,805
                               ==========================================================================================

Balance, January 1, 2003         1,260,375    $     1,260    $ 3,095,559    $      65,491    $  (291,505)   $  2,870,805
Common shares issued on
  acquisition of Ksign
  Co., Ltd.                     32,800,000         32,800       (646,450)               -              -        (613,650)
Common shares issued for
  services                      10,300,000         10,300        401,700                -              -         412,000
Common shares issued as
  payment of accounts
  payable and shareholder
  loans                          4,158,000          4,158        187,452                -              -         191,610
Common shares cancelled
  for no consideration            (880,000)          (880)             -                -              -            (880)
Foreign exchange on
  translation                            -              -              -          (12,193)             -         (12,193)
Net Loss                                 -              -              -                -     (1,256,731)     (1,256,731)
                               ------------------------------------------------------------------------------------------

Balance, December 31, 2003      47,638,375    $    47,638    $ 3,038,261    $      53,298    $(1,548,236)   $  1,590,961
                               ==========================================================================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Consolidated Schedule of Expenses
Years Ended December 31, 2003 and 2002




                                                        2003                2002
                                            ----------------    ----------------

Expenses
  Salaries and benefits                     $       668,376     $       616,010
  Consulting                                        442,000                   -
  Research and development                          340,491             289,256
  Bad debts                                         162,200              39,277
  Professional fees                                 118,246              55,974
  Entertainment                                      76,554              47,317
  Rent                                               66,725              66,293
  Travel                                             54,871              29,318
  Office and general                                 38,226              12,373
  Advertising                                        37,664             106,439
  Building maintenance                               29,141              41,389
  Communications                                     24,252               7,453
  Insurance                                          19,910              13,076
  Taxes and dues                                     15,459              23,870
  Vehicle                                            12,838              14,556
  Freight                                             4,544               6,184
  Books and printing                                  3,749               3,513
  Depreciation                                       49,770              62,495
                                            ------------------------------------


                                                  2,165,016           1,434,793
                                            ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Consolidated Statement of Cash Flows
Years Ended December 31, 2003 and 2002




                                                                      2003                2002
                                                          ----------------    ----------------

Cash Flows from Operating Activities
  Net (loss) earnings                                     $    (1,256,731)    $        29,665
  Adjustments for working capital and non-cash items:
    Depreciation                                                   49,770              62,495
    Write-down of investments                                      26,880              38,880
    Common shares issued for services                             412,000                   -
    Accounts receivable                                          (235,975)         (2,038,081)
    Inventory                                                      90,404             (87,175)
    Prepaid and sundry assets                                      (5,851)              7,983
    Advances receivable                                             5,713              24,057
    Deferred tax                                                  (46,553)            (27,401)
    Accounts payable                                               49,816             797,844
    Income taxes                                                  (62,949)             24,481
    Deposits                                                       20,630             (76,950)
    Accrued severance payable                                      28,906              18,269
                                                          ------------------------------------

                                                                 (923,940)         (1,225,933)
                                                          ------------------------------------

Cash Flows from Investing Activities
  Acquisition of equipment                                       (102,890)            (54,227)
                                                          ------------------------------------

Cash Flows from Financing Activities
  Deferred government grant                                             -            (113,400)
  Bank loan                                                       840,000                   -
  Due to related party                                            (24,472)                  -
                                                          ------------------------------------

                                                                  815,528            (113,400)
                                                          ------------------------------------

Foreign Exchange on Cash and Cash Equivalents                      (1,265)            142,255
                                                          ------------------------------------

Net Decrease in Cash and Cash Equivalents                        (212,567)         (1,251,305)

Cash and Cash Equivalents - beginning of year                     590,457           1,841,762
                                                          ------------------------------------

Cash and Cash Equivalents - end of year                   $       377,890     $       590,457
                                                          ====================================

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



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


     e)   Allowance for Doubtful Accounts

          The allowance for doubtful accounts reflects managements' best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

     f)   Inventories

          Inventories are stated at the lower of cost or net realizable value, determined by deducting selling expenses from selling price.

          The cost of inventories is determined by the specific identification method.

     g)   Investments

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

     h)   Equipment

          Equipment is stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight line method over 5 years.

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

     i)   Accrued Severance

          The Company's liability for severance pay is calculated pursuant to applicable labour laws in the Republic of South Korea. Employees who have been with the Company for more than one year are entitles to lump-sum payments based on current rates of pay and length of service when the leave the Company. The Company's estimated liability under the plan which would be payable if all employees left on the balance sheet date is accrued upto such date.

     j)   Revenue Recognition

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

     k)   Currency Translation

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

     l)   Financial Instruments

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

     m)   Income Tax

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

     n)   Earnings or Loss per Share

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



2.   Summary of Significant Accounting Policies (cont'd)
--------------------------------------------------------

     o)   Concentration of Credit Risk

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

     p)   Use of Estimates

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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



4.   Equipment
--------------

     Equipment is comprised as follows:

                                                            2003                              2002
                                                     Accumulated                       Accumulated
                                           Cost     Depreciation             Cost     Depreciation
                                 -----------------------------------------------------------------

     Furniture and fixtures      $     304,362    $     206,504    $     268,914    $     152,594
     Machinery and equipment           106,718           73,212          101,195           45,841
     Software                          430,948          164,234          250,495           72,285
     Government grant                  (45,289)               -          (78,406)               -
                                 -----------------------------------------------------------------

                                 $     796,739    $     443,950    $     542,198    $     270,720
                                 -----------------------------------------------------------------

     Net carrying amount                          $     352,789                     $     271,478
                                                  --------------                    --------------


5.   Investments
----------------

     The investment is a 5.93% equity interest in an unrelated, non-public Korean company. The investment has been written down to the net book value of the company as at the year-end date which approximates the fair value of the company.


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



6.   Income Taxes (cont'd)
--------------------------

     The Company has deferred income tax assets as follows:

                                                                    2003              2002
                                                          --------------    --------------

     Deferred income tax assets
         Research and development expenses amortized
         over 5 years for tax purposes                    $      69,828     $      67,517
     Other timing differences                                    20,261                 -
     Loss carry-forwards                                      1,223,601                 -
     Valuation allowance for deferred income tax assets      (1,200,000)                -
                                                          --------------------------------

                                                          $     113,690     $      67,517
                                                          ================================


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

KSIGN INTERNATIONAL, INC.
(FORMERLY WITNET INTERNATIONAL, INC.)
-------------------------------------
Notes to Consolidated Financial Statements
December 31, 2003 and 2002



10.  Capital Stock
------------------

     Authorized

          150,000,000 common shares, par value $0.001 per share

                                                            2003         2002
                                                         ----------   ----------

     Issued

          47,638,375 common shares (1,260,375 in 2002)   $  47,638    $   1,260
                                                         =======================

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


11.  Contingent Liabilities and Commitments
-------------------------------------------

     The Company is  committed  to lease  obligations  for its offices  expiring
     December  2005.  Future  minimum  annual  payments   (exclusive  of  taxes,
     insurance and maintenance costs) under the lease are as follows:

               2004                        $     64,150
               2005                              58,800
                                           -------------

                                           $    122,950
                                           -------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------

None.


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------


The table below lists, as of December 31, 2003, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are non-residents and non-citizens of the United States.

                        Directors and Executive Officers
                        --------------------------------

     Name                    Title              Age    Date Elected or Appointed
     ----                    -----              ---    -------------------------
Ki-Yoong Hong      Chief Executive Officer,     41         December 31, 2003
                   President, Director
Seoung-Rag Choi    Vice President, Director     34         December 31, 2003
Hong-Kee Lee       CFO, Secretary, Treasurer    33         December 31, 2003
                   and Director

Dr. Ki-Yoong Hong, Age 41, Chief Executive Officer/President
------------------------------------------------------------

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

Seoung-Rag Choi, Age 34, Vice-President
---------------------------------------

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

Hong-Kee Lee, Age 33, Chief Financial Officer, Secretary and Treasurer
----------------------------------------------------------------------

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

Involvement in Certain Legal Proceedings
----------------------------------------

None of the Officers or Directors are involved in any lawsuits.

Family Relationships
--------------------

There are no family relationships between any of the officers and/or directors.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

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

                                    Annual Compensation                           Long-term Compensation
                                                                             Awards             Payouts
                                                                    Restricted    Securities
   Name and Principal                                Other Annual     Stock       Underlying     LTIP       All Other
        Position           Year   Salary    Bonus    Compensation    Award(s)    Options/SARs   Payouts   Compensation
   ------------------      ----   ------   -------   ------------   ----------   ------------   -------   ------------

Ki-Yoong Hong,
President, CEO,
Chairman and Director      2001      0         0          0              0            0
                           2002      0         0          0              0            0
                           2003      0         0          0              0            0

Seoung-Rag Choi,           2001      0         0          0              0            0
Vice-Presidnet, Director   2002      0         0          0              0            0
                           2003      0         0          0              0            0

Hong-Kee Lee
CFO/Secretary/Treasurer
and Director               2001      0         0          0              0            0
                           2002      0         0          0              0            0
                           2003      0         0          0              0            0

Mun Su Han,
Former President, CEO
and Director               2001      0         0          0              0            0
                           2002      0         0          0              0            0
                           2003      0         0          0          3,000,000        0                    6,567,174
                                                                      shares                                shares

Martin Lapedus,
Former Secretary,
Treasurer and Director     2001   15,000       0          0              0            0
                           2002      0         0          0              0            0
                           2003      0         0          0              0            0

Jason Chung, Former CFO    2001      0         0          0              0         480,000
and Director               2002      0         0          0          2,000,000        0
                                                                      shares
                           2003      0         0          0              0            0














Paul Walters, former       2001      0         0          0           50,000          0
director                                                              shares
                           2002      0         0          0              0            0
                           2003      0         0          0              0            0

Marvin Sazant, former      2001      0         0          0           50,000          0
Director                                                              shares
                           2002      0         0          0              0            0
                           2003      0         0          0              0            0

On August 1, 2000, the Company granted each director options to purchase 480,000 shares of the Company's common stock at the price of $0.50 per share. These shares expired on August 1, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of December 31, 2003, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant. The control group, including the director holds 32,800,000 shares (68.85% of the total issued and outstanding shares)

                           Control Group Shareholders
                           --------------------------

                                                     Amount & Nature of
Title of Class       Name of Beneficial Owner       Beneficial Ownership      Percent of Class
--------------       ------------------------      ----------------------     ----------------

    Common            Assetpluss Investment               855,000                  1.79%
                            Consulting

    Common          Bokwang Incubating Venture            950,000                  1.99%

    Common         Bokwang Venture Fund No. 10            950,000                  1.99%

    Common                 Bong-Kee Lee                 1,631,635                  3.43%

    Common                Bong-Sook Byun                   63,365                  0.13%

    Common                Bong-Soon Kim                    95,000                  0.20%

    Common                Byung-Chul Min                  158,365                  0.33%

    Common                Byung-Sun Min                   158,365                  0.33%

    Common                Chang-Jin Choi                  316,635                  0.66%

    Common                 Chi-Young Oh                   285,000                  0.60%

    Common                 Chul-Woo You                    95,000                  0.20%

    Common                 Chung-Ja We                    285,000                  0.60%

    Common                 Dong-Hee Lee                   158,365                  0.33%

    Common                Dong-Heon Lee                   158,365                  0.33%

    Common                 Eun-Bae Kim                    221,635                  0.47%

    Common                 Eun-Jin Kim                    126,635                  0.27%

    Common                 Eun Sung Lee                   158,365                  0.33%

    Common                Geon-Young Lee                   95,000                  0.20%

    Common                  Hak-Ju Lee                    142,500                  0.30%

    Common                 Han-Kyu Yong                    66,500                  0.14%

    Common                 Hee-Jung Uhm                   126,635                  0.27%

    Common                 Hee-Un Yeom                    190,000                  0.40%

    Common               Heon-Jeong Park                  158,365                  0.33%

    Common                 Hong-Hee Kim                   190,000                  0.40%










    Common                 Hong-Kee Lee                    33,250                  0.07%

    Common                Hyun-Bok Choi                   357,770                  0.75%

    Common                 Hyun-Gyu Cho                    19,000                  0.04%

    Common                 In-Keun Choi                    95,000                  0.20%

    Common                 Ja-Dong Koo                    348,365                  0.73%

    Common                 Jae-Chul Ryu                   513,000                  1.08%

    Common                Jae-Pil Chung                   158,365                  0.33%

    Common                 Jae-Woo Lee                    316,635                  0.66%

     Common               Jae-Young Yoon                   69,635                  0.15%

    Common                Jin-Chul Hwang                  408,500                  0.86%

    Common                 Jin-Chul Kim                   950,000                  1.99%

    Common                 Jin-Chul Uh                     38,000                  0.08%

    Common                 Jin-Hee Yoon                   380,000                  0.80%

    Common                 Jin-Soo Lim                    104,500                  0.22%

    Common           Jiran Software Co., Ltd.           2,850,000                  5.98%

    Common                Jong-Boon Kim                   380,000                  0.80%

    Common                Jong-Hyub Yoon                    4,750                  0.01%

    Common                Joon-Young Kim                   47,500                  0.10%

    Common                 Jung-Mi Kim                     28,500                  0.06%

    Common                 Jun-Kyo Jang                   313,500                  0.66%

    Common                Jun-Yong Park                   316,635                  0.66%

    Common                 Kang-Won Oh                     28,500                  0.06%

    Common                Kee-Sung Hong                   114,000                  0.24%

    Common                 Ki-Yoon Hong                 6,776,730                 14.23%

    Common                 Ki-Young Lee                   636,500                  1.34%

    Common                 Kwang-Do Heo                   126,635                  0.27%

    Common               Kyung-Sook Park                   31,635                  0.07%

    Common                 Min-ho Choi                    190,000                  0.40%

    Common           Next Venture Fund of MIC           1,900,000                  3.99%
                              2000-5

    Common                Pil-Joong Lee                   190,000                  0.40%

    Common          Samsung Venture Fund No. 5          2,533,365                  5.32%











    Common                 Sang-Im Park                     9,500                  0.02%

    Common                Seok-Jae Chung                   95,000                  0.20%

    Common               Seoung-Rag Choi                1,235,000                  2.59%

    Common                Seung-Sik Son                    28,500                  0.06%

    Common                Seung-Soo Yang                  380,000                  0.80%

    Common                 Soo-Jin Lee                     34,865                  0.07%

    Common                Sook-Young You                   72,865                  0.15%

    Common                Sung-Dong Lim                   221,635                  0.47%

    Common                Sung-Eun Park                    19,000                  0.04%

    Common                 Sung-Ho Lee                    800,000                  1.68%

    Common                 Sung-Il Lee                    142,500                  0.30%

    Common                Sung-Jin Bang                    95,000                  0.20%

    Common                 Sung-Oh Kim                     79,135                  0.17%

    Common                 Sung-Yul Uh                     95,000                  0.20%

    Common                 Sun-Joo Kim                     19,000                  0.04%

    Common                 Won-Bum Kim                    237,500                  0.50%

    Common                  Won-Ju Kim                    348,365                  0.73%

    Common                Yong-Hwan Choi                  190,000                  0.40%

    Common                 Yung-jun Ko                    316,635                  0.66%

    Common                Yong-Kee Park                   316,635                  0.66%

    Common                  Yo-Sik Kim                    158,365                  0.33%

    Common                Young-Hwa Lee                     9,500                  0.02%
                                                       ----------                 ------

     Total                                             32,800,000                 68.85%

Note: Based on 47,638,375 shares outstanding as of December 31, 2003.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of December 31, 2003.

                Shareholdings of Directors and Executive Officers
                -------------------------------------------------

                                                     Amount & Nature of
Title of Class       Name of Beneficial Owner       Beneficial Ownership      Percent of Class
--------------       ------------------------      ----------------------     ----------------

    Common                Ki-Yoong Hong                 6,776,730                 14.23%

    Common              Seoung-Rag Choi                 1,235,000                  2.59%

    Common                Hong-Kee Lee                    190,000                  0.40%
                                                       ----------                 ------

     Total                                              8,201,730                 17.22%

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

CERTAIN BUSINESS RELATIONSHIPS
------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

                                   SIGNATURES
                                   ----------

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


                            KSign International, Inc.
                            -------------------------
                              a Nevada corporation

Date:  November 29, 2004

By: /s/ Seoung-Rag Choi
   --------------------
   Seoung-Rag Choi, President

By: /s/ Hong-Kee Lee
   -----------------
   Hong-Kee Lee, Chief Financial Officer